Form 10-K
period 2016-12-31
Ra Pharmaceuticals, Inc.
filed 2017-03-06
CIK 1481512

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-37926

RA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	2834 (Primary Standard Industrial Classification Code Number)	26-2908274 (I.R.S. Employer Identification No.)

87 Cambridge Park Drive
Cambridge, MA 02140
(Address of Principal Executive Offices) (Zip Code)

617-401-4060
(Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

          Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not listed on any exchange or over-the-counter market. The registrant's common stock began trading on The NASDAQ Global Market on October 26, 2016. As of December 31, 2016, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $205,926,865. The number of outstanding shares of the registrant's common stock on March 3, 2017 was 22,546,165 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held in 2017, to be filed within 120 days of the registrant's fiscal year ended December 31, 2016.

 TABLE OF CONTENTS

Ra Pharmaceuticals, Inc.
Annual Report on Form 10 -K for the Fiscal Year Ended December 31, 2016

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

        Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "anticipate," "project," "target," "design," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions intended to identify forward-looking statements, and similar expressions and comparable terminology intended to identify forward -looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth below in Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements about:

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

  •
  our financial performance;

  •
  developments relating to our competitors and our industry, including the impact of government regulation; and

  •
  other risks and uncertainties, including those listed under the caption "Risk Factors."

        Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10 -K. We qualify all of our forward-looking statements by these cautionary statements.

        All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to the "Company," "we," "us," and "our" refer to Ra Pharmaceuticals, Inc.

 PART I

ITEM 1.    BUSINESS

Overview

        We are a clinical-stage biopharmaceutical company using our proprietary peptide chemistry platform to develop novel therapeutics for the treatment of serious diseases that are caused by excessive or uncontrolled activation of the complement system, a critical component of the immune system. Inappropriate activation of the complement system can quickly turn it from a beneficial defense system to an aggressor that plays a major role in immune and inflammatory diseases. We are developing our lead product candidate, RA101495, a convenient self-administered subcutaneous, or SC, injection, which is an injection into the tissue under the skin, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. PNH is a rare, chronic, life-threatening, blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. We expect to initiate our Phase 2 clinical program for RA101495 in PNH patients in the first quarter of 2017 and release data in the second half of 2017. We are also developing RA101495, administered SC, to treat other debilitating complement-mediated diseases such as refractory generalized myasthenia gravis, or rMG, and lupus nephritis, or LN. We expect to initiate a Phase 2 clinical trial with RA101495 for rMG and a Phase 1b clinical trial supporting development in LN in the second half of 2017.

        RA101495 is a potent synthetic macrocyclic peptide inhibitor of complement component 5, or C5. C5 plays a key role in the rupture and destruction of red blood cells, or hemolysis, associated with PNH. Inhibition of C5 is a clinically validated target for the control and suppression of complement-induced hemolysis in patients with PNH. Currently the only drug approved to treat PNH is eculizumab (Soliris), a humanized monoclonal antibody that acts as a C5 inhibitor and is administered biweekly by intravenous, or IV, infusion by healthcare professionals. Eculizumab had reported annual sales of $2.8 billion in 2016 for its two approved indications, PNH and aHUS. However, loss of hemolysis control, or breakthrough hemolysis, has been observed in patients treated with eculizumab, particularly towards the end of its two-week administration cycle. If approved for PNH, we believe RA101495, when self-administered SC on a more frequent basis, will provide sustained and improved disease control, which reduces the risk of breakthrough hemolysis, and offers PNH patients more convenience and flexibility compared with eculizumab.

        The complement system, which consists of approximately 30 interacting proteins, offers a target-rich opportunity for us to leverage our Extreme Diversity platform technology that was pioneered by Nobel Laureate Dr. Jack Szostak and allows us to inhibit certain uncontrolled complement pathway factors involved in complement-mediated diseases. Our platform allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules. The highly specific and stable peptide-like molecules generated are much smaller than monoclonal antibodies and other biologics, enabling more convenient routes of administration while still offering the opportunity to target protein-protein interactions, a type of molecular interaction that historically has been difficult to address with other small molecules. We believe our technology will allow us to pursue challenging targets for which only monoclonal antibodies have been developed.

        We are developing a portfolio of drug candidates designed to treat a variety of complement-mediated diseases, including rare blood, neurologic, ophthalmologic, renal and inflammatory diseases. We also have preclinical programs targeting selective inhibition of other complement factors for diseases with no approved therapies, including Factor D for ophthalmologic and renal diseases, an oral, small molecule C5 inhibitor and C1 inhibitor for certain autoimmune and central nervous system, or CNS, diseases. In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc., or Merck.

        We were founded by Dr. Douglas A. Treco, an experienced rare disease drug developer and our chief executive officer and president, and by Dr. Jack Szostak, a pioneer in the field of mRNA display from the Massachusetts General Hospital, an affiliate of Harvard University, and Howard Hughes Medical Institute. Dr. Szostak currently serves as the chairman of our scientific advisory board and a consultant to us. Our management team consists of drug discovery, development and commercialization experts with experience in translating scientific discoveries into innovative approved products for rare diseases, including Replagal for Fabry disease, Elaprase for Hunter syndrome, and Vpriv for Gaucher's disease, as well as Dynepo for chronic kidney disease, and immunology products, including Rituxan and Actemra.

Our Pipeline

        The following table summarizes key information about our lead program and other pipeline programs. We hold worldwide commercialization rights to all of our product candidates, except for our non-complement cardiovascular target with a large market opportunity, which is subject to our collaboration with Merck.

Program	Indication(1)	Description	Status
RA101495 for C5 Inhibition	PNH (SC)	Phase 1 with single ascending dose and multiple dose in healthy volunteers	Completed Phase 1 second quarter 2016
		Phase 2 with eculizumab-naïve patients, patients switched from eculizumab, and eculizumab inadequate responders	Planned Phase 2 commencing first quarter of 2017, and data by second half of 2017
	rMG (SC)	Phase 2 with rMG patients	Program to be initiated with planned Phase 2 commencing second half of 2017,(2)
	LN (SC)	Phase 1b supporting development in LN patients	Program to be initiated with planned Phase 1b commencing second half of 2017,(2)
Factor D Inhibition	Dry AMD/GA (intravitreal, or injection into the eye)	Preclinical program	Preclinical activities in process
	Orphan renal diseases DDD and C3GN	Preclinical program	Preclinical activities in process
Oral C5 Inhibitor	PNH, rMG, LN and CNS Diseases	Preclinical program	Preclinical activities in process
C1 Inhibition	Autoimmune/CNS Diseases	Preclinical program	Discovery activities in process
Merck Collaboration(3)	Non-complement cardiovascular target with large market opportunity	Collaboration agreement	Lead oral peptide class selected June 2016; Merck's preclinical activities in process

(1)
In the table above, we refer to various indications as follows: PNH: paroxysmal nocturnal hemoglobinuria; rMG: refractory generalized myasthenia gravis; LN: lupus nephritis; AMD: age-related macular degeneration; GA: geographic atrophy; DDD: dense deposit disease; C3GN: C3 glomerulonephritis; and CNS: central nervous system.

(2)
We intend to leverage our work in PNH, including the chemistry, manufacturing and controls, or CMC, and preclinical data packages, to advance our programs for RA101495 for rMG and LN, which have not yet been initiated.

(3)
For additional information about our collaboration with Merck, see the section titled "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Financial Overview."

Our Strategy

        Our goal is to become a leading biopharmaceutical company that transforms the lives of patients with serious complement-mediated diseases by combining our expertise in complement with our leadership in macrocyclic peptide technology. To achieve this goal, we are executing on the following strategy:

  •
  Advance our lead program, RA101495 SC, through clinical development.  In our Phase 2 clinical program, we intend to establish clinical proof-of-concept by using convenient SC self-administration in PNH patients. We plan to evaluate various hematologic parameters in PNH patients previously untreated with eculizumab, whom we refer to as naïve patients, patients currently treated satisfactorily with eculizumab, whom we refer to as switch patients, and patients who have an inadequate response to eculizumab. Designed to be a SC self-administered product, we believe RA101495 will provide improved control of hemolysis, reduce the risk of breakthrough hemolysis, and offer PNH patients greater convenience and flexibility. We expect to initiate our Phase 2 clinical program in PNH patients in the first quarter of 2017 and to release data in the second half of 2017.

  •
  Efficiently advance clinical development of RA101495 for other serious complement-mediated diseases, such as rMG and LN.  We intend to leverage our work in PNH, including the CMC and preclinical data packages, to advance RA101495 for other complement-mediated diseases, initially including rMG and LN. There is strong mechanistic and clinical evidence for a beneficial effect of C5 inhibition in patients with rMG, an autoimmune disease characterized by muscle weakness, and in LN, an autoimmune disease characterized by kidney inflammation and failure. We have established relationships with key opinion leaders in both fields to design clinical development plans. We expect to initiate a Phase 2 clinical trial with RA101495 for rMG and a Phase 1b clinical trial supporting development in LN in the second half of 2017.

  •
  If approved, commercialize RA101495 globally either independently or by collaborating selectively in certain geographies.  We have worldwide development and commercialization rights to RA101495. We intend to independently pursue the approval and commercialization of RA101495 in PNH patients in the United States and Europe. Outside of the United States and Europe, we may pursue the approval and commercialization of RA101495 for PNH patients either independently or in collaboration with others. We intend to develop and commercialize RA101495 for other indications independently or through collaborations with third parties.

  •
  Pursue clinical development of our pipeline programs targeting additional serious complement-mediated diseases with limited treatment options.  In addition to developing RA101495 for PNH, rMG and LN, we are also leveraging our structural knowledge of C5 to develop traditional, oral C5 inhibitors for follow on, next generation products to RA101495 and a broader spectrum of diseases of complement dysfunction such as diabetes, autoimmune diseases and neurodegeneration. Other programs in our complement pipeline include Factor D administered by intravitreal injection, a clinically validated approach for dry AMD, Factor D administered SC for orphan renal diseases, DDD and C3GN, and C1 inhibitors for certain autoimmune and CNS diseases.

  •
  Enhance our leadership position in the field of macrocyclic peptide technology through continued development of our Extreme Diversity platform.  We have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck. We intend to enhance our proprietary drug discovery capabilities by expanding the chemical diversity of our peptide libraries to identify molecules with more favorable drug-like properties. We are also using our novel macrocyclic peptides to guide the development of next-generation, orally-available small molecule drugs that bind to and inhibit targets in similar ways as the original peptides.

The Complement System

        The complement system is a critical component of the immune system. The immune system protects the body by recognizing and removing bacteria, viruses and other infectious agents, collectively referred to as pathogens. The complement system consists of approximately 30 interacting proteins that are produced primarily by the liver and circulate in the blood and through the body's tissues. Activation of the complement system leads to a series of enzyme reactions that produce factors that both directly kill pathogens and recruit immune cells to sites of infection. The complement system is activated in three distinct pathways, referred to as the classical pathway, the lectin pathway and the alternative pathway. Each pathway is activated by different triggers associated with the presence of an abnormal cell or pathogen. Irrespective of the activation event, these pathways converge on C5, triggering a series of enzyme reactions that leads to the formation of a pore in the target cell, which is known as the membrane attack complex, or MAC. In its physiological role, this is an extremely potent agent causing the rupture and destruction of bacterial cell walls.

        Normally the complement system is tightly regulated to restrict activation to the site of infection and avoid injury to host tissues, or "self" cell surfaces. Under conditions of excessive or uncontrolled activation, the complement system plays a key role in a range of debilitating autoimmune and inflammatory diseases. In these conditions, the complement system causes damage:

  •
  directly through the inappropriate formation of the MAC and destruction of healthy tissue or by the activation of detrimental pathways within cells;

  •
  indirectly by signaling other elements of the immune system to attack healthy tissues; or

  •
  passively through deposition of complement factors in tissues.

        The following figure depicts the key elements, proteins and factors within the complement system cascade. Many of these proteins are abbreviated with a "C" followed by a number. For example, C5 denotes complement component 5. Others are called "Factor" followed by a letter, such as Factor B. As depicted in Figure 1 below, irrespective of the activation event, these pathways converge on C5, triggering a series of enzyme reactions that lead to the cleavage of C5 into C5a and C5b. C5b then binds to C6, C7, C8 and C9 to form a MAC.

Figure 1. Schematic diagram of the complement system cascade.

Our Approach

        There are numerous potential therapeutic targets in the complement cascade, and inhibiting the cascade at different points may be beneficial to treat different conditions depending on the disease biology. Inhibition of C5 cleavage effectively blocks generation of C5a and MAC regardless of the specific pathway involved in complement activation. This approach of inhibiting C5 cleavage is most relevant to diseases with significant MAC deposition resulting in tissue injury, as is the case for PNH, rMG, and LN. In other conditions, the tissue injury is related to activation of a specific pathway of complement, such as kidney diseases like C3 glomerulopathies, in which tissue injury may be mediated by deposition of complement component C3 following uncontrolled activation of the alternative pathway. In this case, selective inhibition of the alternative pathway by targeting a key enzyme in the alternative pathway, Factor D, may block C3 deposition while preserving the capacity of the classical and lectin pathways of complement to continue to fight infection. The classical pathway is activated when an antibody binds to the surface of a pathogen, and recruits a complex of C1q, C1r, and C1s, and we believe that inhibition of C1 may be efficacious for treatment of certain autoimmune and CNS diseases.

        Our pipeline of product candidates was discovered using our Extreme Diversity platform, a proprietary macrocyclic peptide chemistry technology pioneered by Nobel Laureate Dr. Jack Szostak. Our platform allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules. This platform allows us to generate highly specific and stable cyclic peptides that are much smaller than monoclonal antibodies and other biologics. Traditional peptides have been difficult to develop into drugs due to their susceptibility to degradation, limiting their circulating half-life, and lack of structural rigidity, limiting their potency and specificity. We have developed our Extreme Diversity platform to efficiently discover synthetic macrocyclic peptides that have greater structural rigidity and are less prone to degradation.

We believe our synthetic macrocyclic peptides will be deliverable through more convenient routes of administration than monoclonal antibodies due to much greater bioavailability.

        The complement system offers a number of particularly attractive targets where we can apply our platform technology to disrupt protein-protein interactions or produce highly specific enzyme inhibitors. We are initially developing a portfolio of drug candidates to treat a variety of complement-mediated diseases, including rare blood, neurologic, ophthalmologic, renal and inflammatory diseases.

Our Programs

        Our lead product candidate, RA101495, is a potent synthetic macrocyclic peptide inhibitor of C5 formulated for daily SC administration that we are initially developing for the treatment of PNH. We expect to initiate our Phase 2 clinical program for RA101495 in PNH patients in the first quarter of 2017 and to release data in the second half of 2017.

        In addition to developing RA101495 for PNH, we are also developing RA101495, administered SC, to treat other serious complement-mediated diseases such as rMG and LN. In the second half of 2017, we expect to initiate a Phase 2 clinical trial with RA101495 for rMG and a Phase 1b clinical trial supporting development in LN. In addition to RA101495 and our collaboration with Merck, we have discovery and preclinical programs targeting selective inhibition of other complement factors, including Factor D administered by intravitreal injection for dry AMD, Factor D administered SC for DDD and C3GN, an oral, small molecule C5 inhibitor, and C1 inhibitors for certain autoimmune and CNS diseases.

RA101495 for Paroxysmal Nocturnal Hemoglobinuria

Background

        PNH is a rare, chronic, debilitating, acquired blood disorder that is most frequently diagnosed in early adulthood and usually continues throughout the life of the patient. Some of the prominent symptoms of PNH include severe anemia, a condition that results from having too few healthy red blood cells, severe abdominal pain, severe headaches, back pain, excessive weakness and fatigue. If not treated, PNH results in the death of approximately 35% of affected individuals within five years of diagnosis, and 50% of affected individuals within 10 years of diagnosis, primarily due to the formation of life-threatening blood clots inside the blood vessels, or thrombosis. We estimate that there are approximately 16,000 PNH patients worldwide. Eculizumab, the only drug currently approved to treat PNH, had reported worldwide sales of approximately $2.8 billion in 2016 for its two approved indications. A third-party study estimated that, as of 2015, the cost per year for treatment with eculizumab was approximately $543,000 in adults.

        Certain PNH patients acquire a genetic mutation that prevents the normal attachment of complement regulatory proteins to the membranes of blood cells. On normal cells, these proteins are critical inhibitors of complement activity and provide one means of distinguishing host cells from invading pathogens. The absence of these proteins results in the accumulation of a complement protein called C3b, which leads to cleavage of C5 and the deposition of the MAC on essentially all blood cells, including red blood cells and platelets. Red blood cells are particularly susceptible to lysis by MAC, resulting in their destruction and release of hemoglobin, leading to anemia. Uncontrolled activation of complement on platelets can promote thrombosis which is the most common cause of death in PNH patients. Other serious and potentially life-threatening complications of PNH include high blood pressure in the lungs and damage to the kidneys.

Current Therapies and Their Limitations

        The only approved disease-modifying therapy is eculizumab, marketed under the name Soliris by Alexion Pharmaceuticals. Eculizumab is a monoclonal antibody that binds C5 and prevents its cleavage to C5a and C5b, thus blocking a key step in the complement activation pathway. Eculizumab prevents hemolysis, reduces the risk of thrombosis, and reduces the overall mortality rate in PNH patients to less than 3% over three years. Eculizumab is administered intravenously by healthcare professionals at biweekly intervals. Treatment duration is indefinite as the management of PNH requires ongoing chronic treatment. While eculizumab has demonstrated that inhibition of C5 cleavage results in improved clinical outcomes, breakthrough hemolysis has been observed to occur in a subset of patients in the last few days of each bi-monthly eculizumab treatment period. Such breakthrough hemolysis episodes are associated with worsening anemia and other symptoms of PNH. Furthermore, the recommended dosing regimen of eculizumab for PNH is 600 mg weekly for four weeks, followed by 900 mg on week five and 900 mg every two weeks thereafter. However, to address breakthrough hemolysis, a proportion of patients require higher off-label doses or more frequent dosing, leading to higher costs or further inconvenience.

Potential Benefits of Our Approach

        RA101495 is a potent synthetic macrocyclic peptide inhibitor of C5, which is a clinically validated target for patients with PNH. We are developing RA101495 as a SC formulation packaged as a convenient, self-administered product that can be administered in a small daily, or less frequent, such as weekly, dose. We believe this approach will facilitate sustained hemolysis suppression, greatly reducing the possibility of breakthrough hemolysis. In addition, we believe self-administration will alleviate the significant time and cost burden associated with regular intravenous infusions by healthcare professionals, as well as reduce complications associated with IV infusions, including infections, thrombosis, and loss of venous access.

        RA101495 is designed to bind C5 and block generation of C5a, C5b and MAC, potentially reducing hemolysis in humans to similar levels as eculizumab and allowing physicians to treat PNH with the same therapeutic rationale as the approved monoclonal antibody. Also, RA101495 binds to a site on C5 that is distinct from that of eculizumab, potentially conferring additional benefits, including the treatment of patients with R885H/C mutations, a population of PNH patients that does not respond to eculizumab. Importantly, RA101495 also blocks interaction of C5b with C6 and the formation of the MAC. For more information, see the figure in the section titled "—The Complement System." We believe this feature of directly blocking MAC assembly would be a differentiating property of RA101495 that may be beneficial to patients in hypercoagulative and inflammatory states, such as infection, sepsis and trauma.

        In addition, RA101495 is a synthetic product, and we expect that it can be produced at commercial scale at lower cost than biologics and monoclonal antibodies. As a synthetic, non-biologic product, RA101495 has essentially no risk for contamination by viruses and animal cell products.

Clinical Development

        We have completed a Phase 1 clinical trial of RA101495 in healthy volunteers in Australia. We expect to initiate our Phase 2 clinical program in PNH patients in the first quarter of 2017, and to release data in the second half of 2017.

Phase 1 Clinical Trial in Healthy Volunteers

        We have completed a Phase 1 randomized, double-blind, placebo controlled clinical trial of RA101495 in healthy volunteers to assess the safety, tolerability, pharmacokinetics, or PK (the activity of a drug after it enters the body of the patient), and pharmacodynamics, or PD (the effect of a drug on the target of interest and the patient), of RA101495 following single- and multiple-dose SC administration. In the Phase 1 trial, PK assessment focused on the concentration of drug in the plasma, and PD assessment focused on the suppression of hemolysis and complement activity. The results from this trial were presented at the European Hematology Association meeting on June 10, 2016.

Results from the Phase 1 Trial

        In healthy volunteers, we observed the following in subjects treated with RA101495, as compared to placebo:

  •
  highly predictable, dose dependent PK after single and multiple dose SC injections;

  •
  maintenance of robust ex vivo hemolysis suppression and complement inhibition with daily SC dosing;

  •
  near-complete suppression of ex vivo hemolysis and complement activity after a single SC dose; and

  •
  an acceptable safety and tolerability profile with no serious adverse events reported.

Single Ascending Dose

        We conducted a randomized, placebo-controlled, double-blind, Phase 1 clinical trial in healthy volunteer subjects to assess safety, tolerability, PK, and PD following a single administration of RA101495 at 0.05, 0.1, 0.2, or 0.4 mg/kg. Twenty-two subjects were enrolled into four dose cohorts. Within each dose cohort, subjects were randomized to RA101495 or placebo. The trial design schematic is shown in Figure 2.

        Since complement inhibition is recognized to increase the risk for infection with Neisseria meningitides, all subjects received ciprofloxacin prophylactically during the trial. Subjects in the highest dose cohort, cohort 4, also received vaccination against Neisseria meningitides. Blood samples were taken at pre-dose, and post-dose at 15 minutes, one hour, three hours, six hours, 12 hours, 24 hours and 48 hours in clinic and at each follow-up visit for PK and PD assessments.

Figure 2. Trial design of single-ascending dose cohorts in healthy volunteers.

  Pharmacokinetics

        As shown in Figure 3, the maximum concentrations, or Cmax, of RA101495 achieved in subjects were highly consistent with the predicted values from a simulated model. We observed a linear relationship between the measured Cmax and dose, confirming dose-dependent exposure to the compound. The approximate terminal half-life across all subject cohorts was seven days, which we believe will allow for daily, or less frequent, dosing.

Figure 3. Pharmacokinetics of RA101495 following single SC administration in healthy volunteers.

        Plasma concentrations of RA101495 were predicted by computer modeling, as shown in the left panel of Figure 3, and measured directly by Liquid Chromatography—High-Resolution Mass Spectrometry, or LC-HRMS, as shown in the right panel of Figure 3.

  Pharmacodynamics

        After a single dose, we observed that RA101495 achieved rapid, dose-dependent inhibition of ex vivo hemolysis and complement activity in all subjects, as measured in the three assays shown in Figure 4.

        We observed the maximum inhibitory effect of RA101495 on hemolysis and complement activity within three to six hours of dosing across all cohorts, and greater than 90% suppression of hemolysis was maintained over four days in some subjects who received a single dose of 0.4 mg/kg RA101495.

Figure 4. Evaluation of hemolysis and complement activity in plasma samples from healthy volunteers following a single administration of RA101495.

        Red blood cells from healthy volunteers do not induce C5 activation due to protective factors normally expressed on their surface. To test the ability of RA101495 to suppress hemolysis, plasma from healthy volunteers was tested using two assays to evaluate hemolysis of antibody-sensitized sheep red blood cells, or sRBC. The first measured direct hemolysis of sRBCs in 1% plasma from subjects, as shown in the left panel of Figure 4. The second assay measured the concentration of plasma required to hemolyse 50% of the sRBCs in the assay, a value called CH50, as shown in the middle panel of Figure 4. The third assay measured complement activity by measuring MAC deposition when plasma samples were exposed to a surface known to activate the alternative pathway of complement, as shown in the right panel of Figure 4.

  Safety and Tolerability

        In all dose groups, we observed that single SC doses of RA101495 were well tolerated in healthy volunteers. Injection site erythema, or ISE, was observed in three subjects at the highest dose and was mild (grade 1) with no pain, induration, tenderness or swelling and resolved spontaneously within two to five hours post-injection. No clinically significant changes were observed in vital signs, physical examination or clinical laboratory parameters, including hematology, blood chemistry, coagulation, urinalysis and ECGs.

Multiple Dose

        In the second part of our randomized, placebo-controlled, double-blind, Phase 1 clinical trial, we assessed the safety, tolerability, PK and PD of RA101495 following daily administration at a dose of 0.2 mg/kg for seven days. Six subjects were enrolled and randomized to receive 0.2 mg/kg of RA101495 daily for seven days (four subjects), or placebo (two subjects), and were followed for four weeks to assess safety and collect PK and PD data.

        As in the highest single ascending dose cohort, subjects receiving RA101495 received ciprofloxacin for seven days and were vaccinated to prevent Neisseria meningitides infection. Blood samples were taken at pre-dose, and post-dose at three hours and six hours on each dosing day and at each follow-up visit for PK and PD assessments.

  Pharmacokinetics

        As shown in Figure 5, measured drug levels were consistent with predicted values from a PK model generated using data from non-human primate studies and single- and multi-dose data from the Phase 1 clinical trial. Plasma levels commenced with the PK model across all subjects, with minimal variability in exposure. At a dose of 0.2 mg/kg, RA101495 concentrations in plasma are expected to reach steady-state by day 11 (without a loading dose).

Figure 5. Pharmacokinetics of RA101495 in healthy volunteers following daily SC administration of 0.2mg/kg dose of RA101495 for seven days

        Plasma concentrations of RA101495 were measured directly by LC-HRMS, as shown in the right panel of Figure 5.

  Pharmacodynamics

        RA101495 exhibited rapid and sustained inhibition of both classical and alternative pathways of complement. We observed that inhibition of hemolysis was maintained at greater than or equal to 95% across the seven-day dosing period in all subjects and at greater than or equal to 97% at 24 hours after the last dose, as shown in the left panel of Figure 6. Hemolysis activity returned to pre-dose levels within two weeks following the last dose. Similarly, inhibition of alternative pathway complement activity as measured by MAC deposition was rapid and sustained at greater than or equal to 90% across the dosing period in all subjects. Complement activity returned to pre-dose levels within two weeks following the last dose.

Figure 6. Mean inhibition of ex vivo hemolysis in plasma samples from healthy volunteers dosed with 0.2 mg/kg RA101495 (n = 4) or placebo (n = 2) by daily SC administration for seven days

        Complement activity was assessed by detecting destruction of antibody-sensitized sRBC by classical complement activity in 1% plasma samples from subjects, as shown in Figure 6.

  Safety and Tolerability

        We observed that repeat dosing of RA101495 was well-tolerated in healthy volunteers. ISE was observed in three of six subjects. All three subjects were in the RA101495 dose group, and ISE was observed after one out of seven injections in two subjects, and after four out of seven injections in a third subject). All ISEs were mild (grade 1) with no pain, induration, tenderness or swelling and all resolved spontaneously within 23 hours post-dosing. No clinically significant changes were observed in vital signs, physical examination, or clinical laboratory parameters, including hematology, blood chemistry, coagulation, urinalysis, and ECGs.

Planned Phase 2 Clinical Trial(s)

        The global Phase 2 program is designed to evaluate the safety, tolerability, efficacy, pharmacokinetics, and pharmacodynamics of RA101495 in patients with PNH. We expect that the program will consist of two open-label Phase 2 trials, one conducted in the United States, and one conducted outside the United States. We expect that these trials will enroll three distinct populations of PNH patients based on their treatment history as follows.

  •
  eculizumab naïve patients, meaning patients who have never received eculizumab (Ex-US Protocol).

  •
  eculizumab switch patients, meaning patients who are currently treated with eculizumab (Ex-US Protocol).

  •
  eculizumab inadequate responders, meaning patients who are currently treated with eculizumab but have inadequate response.

        Based on feedback we received from the FDA to date, we anticipate enrolling eight to 12 eculizumab naive patients, six to eight eculizumab switch patients, and six to eight eculizumab inadequate responders. Each patient will be dosed with a 0.3mg/kg loading dose of RA101495 followed by 0.1 mg/kg daily thereafter. After two weeks of treatment, and based on review of safety and efficacy data, patients will continue with 0.1 mg/kg daily or be up-titrated to 0.3 mg/kg daily if needed to achieve adequate control of hemolysis. Patients will be eligible for long-term extension following the completion of the initial 12 weeks. The primary efficacy endpoint will be change in lactate dehydrogenase from baseline to the mean of six through 12 weeks.

        We have received approval from the FDA and other ex-U.S. regulatory agencies to initiate our Phase 2 program.

Preclinical Studies

        We have completed numerous preclinical studies with RA101495 in laboratory animals and in vitro experiments. RA101495 is designed to be a potent inhibitor of primate complement and a poor inhibitor in most other species, therefore in vivo evaluation of PK and PD was conducted in cynomolgus monkeys. Data shown in Figure 7 demonstrate the strong correlation between plasma levels of drug and inhibition of complement activity in cynomolgus monkeys. These data show that plasma concentrations greater than or equal to 2.5 µg/ml are sufficient to inhibit greater than 90% of complement activity in cynomolgus monkey.

        Data in Figure 8 are representative of multiple studies conducted in cynomolgus monkeys, and show plasma levels of RA101495 and complement activity as measured by hemolysis of sRBCs following seven daily SC doses of 0.21 mg/kg and for 11 days following the last dose.

Figure 7. Correlation between plasma levels of RA101495 and inhibition of complement activity as measured by hemolysis of antibody sensitized sheep red blood cells.	Figure 8. Plasma concentrations of RA101495 and suppression of hemolysis following daily SC administration of 0.21 mg/kg for 7 days and for 11 days following the last dose.

        We have evaluated the effects of RA101495 in a combination of efficacy and standard in vitro and in vivo toxicology assays to identify what we believe to be the appropriate first-in-human dose and dose-limiting toxicity for RA101495.

RA101495 for Refractory Generalized Myasthenia Gravis

Background

        Myasthenia gravis, or MG, is a rare complement-mediated autoimmune disease characterized by the production of autoantibodies targeting proteins that are critical for the normal transmission of electrical signals from nerves to muscles. Although the prognosis of MG is generally benign, in 10% to 15% of patients disease control either cannot be achieved with current therapies, or results in severe side effects of immunosuppressive therapy. This severe form of MG is known as rMG, and affects approximately 9,000 individuals in the United States

        Patients present with muscle weakness that characteristically becomes more severe with repeated use, and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to more diffuse muscle weakness. rMG may even become life-threatening when muscle weakness involves the diaphragm and the other chest wall muscles responsible for breathing. This is the most feared complication of rMG, known as myasthenic crisis, and requires hospitalization, intubation, and mechanical ventilation. Approximately 15% to 20% of patients experience a myasthenic crisis within two years of diagnosis.

        The most common target of autoantibodies in rMG is the acetylcholine receptor, or AchR, located at the neuromuscular junction, the point at which a motor neuron transmits signals to a skeletal muscle fiber. Binding of anti-AchR autoantibodies to the muscle endplate results in activation of the classical complement cascade; deposition of MAC on the post-synaptic muscle fiber leads to local damage to the muscle membrane, and reduced responsiveness of the muscle to stimulation by the neuron.

        Inhibition of terminal complement activity at the level of C5 or C6 has been demonstrated to prevent development of disease pathology in experimental animal models of rMG. Additionally,

inhibition of C5 by eculizumab has been shown to improve clinical symptoms in patients with rMG. A recently-completed Phase 3 trial of eculizumab for patients with rMG showed a positive trend towards improvement in quality of life measures, although the primary endpoint did not reach statistical significance.

Current Therapies and Their Limitations

        Current therapies focus on either boosting the AchR signal or suppressing the immune response, and none of these treatments targets the injury to the post-synaptic muscle endplate caused by complement attack. First-line therapy for mild symptomatic rMG is with inhibitors of acetylcholinesterase, the enzyme that breaks down the neurotransmitter acetylcholine, such as pyridostigmine bromide, marketed as Mestinon by Valeant Pharmaceuticals. If remission is not achieved with acetylcholinesterase inhibitors, a course of systemic immunosuppressive therapy may be initiated. These agents have inconsistent evidence of efficacy, and all have long-term toxicities. They include corticosteroids, azathioprine, mycophenylate mofetil, and rituximab. Surgical removal of the thymus is sometimes performed in patients with moderate to severe rMG to try to switch off the production of autoantibodies. Intravenous immunoglobulin and plasma exchange may be needed in patients with myasthenic crisis.

Potential Benefits of Our Approach

        We believe that inhibiting terminal complement activity with our C5 inhibitor RA101495 may block complement-mediated damage to the motor endplate thereby preserving responsiveness to signaling and potentially preventing muscle weakness.

Clinical Development Plan

        We plan to leverage our work in PNH to efficiently advance clinical development of RA101495 for rMG and intend to initiate a Phase 2 clinical trial of RA101495 in patients with rMG in the second half of 2017.

RA101495 for Lupus Nephritis

Background

        Systemic lupus erythematosus, or SLE, is a serious, potentially lethal autoimmune disorder characterized by multi-organ involvement and a chronic relapsing clinical course. LN refers to the specific involvement of the kidney that is seen in approximately 20% of SLE patients. It is estimated that approximately 63,000 individuals in the United States have LN. Although LN is a chronic disease, its course is characterized by intermittent periods of acute kidney inflammation and high disease activity, which are known as nephritic flares. The cumulative impact of these flares over time can cause irreversible damage to the kidneys. Although immunosuppressive therapy has improved prognosis for patients with LN, approximately 10% to 15% of these patients will develop end-stage renal disease, requiring a kidney transplant or initiation of dialysis. As such, LN is associated with an approximately six-fold increase in the rate of mortality compared with the general population.

        The pathophysiology of LN involves the inappropriate production of autoantibodies which recognize self or "host" antigens, such as double-stranded DNA. The deposition of autoantibody-antigen complexes in the kidney activates the classical pathway of complement, resulting in generation of C5a, deposition of MAC, and subsequent tissue injury. Levels of the circulating complement components C3 and C4 are depleted in patients during LN flares, due to accelerated consumption of classical complement pathway proteins. Deposition of MAC has been observed in kidney biopsy samples from patients with LN. In a recent case report, MAC deposition, as measured by the presence of C9 in kidney tissue, was significantly reduced following treatment with eculizumab, and was accompanied by corresponding improvement in kidney function and clinical status. There have been several other case reports of improved kidney function in LN patients treated with eculizumab, suggesting that inhibition of C5 may be disease modifying. Additionally, inhibition of C5a activity has been shown to improve renal function and histopathological features associated with LN in animal models of the disease.

Current Treatments and Limitations

        Treatment of LN flares varies according to disease severity and the type of lesions seen on kidney biopsy. Generally, inhibitors of angiotensin converting enzyme are used to reduce proteinuria and hypertension, while corticosteroids, cyclophosphamide, mycophenolate mofetil, or azathioprine are used to suppress the immune system. These immunosuppressive treatments have significant toxicities associated with long-term use, and do not address complement-mediated tissue injury.

Potential Benefits of Our Approach

        We believe that RA101495, by binding C5 and inhibiting generation of both C5a and MAC, may prevent progression of kidney disease in LN by blocking complement-mediated damage to kidney cells. By inhibiting renal injury, we believe that RA101495 may reduce dependence on steroids and other immunosuppresive agents, thereby potentially improving the long-term outcome for patients.

Clinical Development Plan

        We plan to leverage our work in PNH to efficiently advance clinical development of RA101495 for LN and intend to initiate a Phase 1b clinical trial of RA101495 supporting development in LN in the second half of 2017.

Our Discovery Programs

Dry Age-Related Macular Degeneration/Geographic Atrophy

        AMD is the most common cause of blindness in older adults, and has an estimated worldwide prevalence of 8.7% among all individuals aged 45 to 85. AMD is subdivided into two forms based on the underlying pathophysiologic process. These are known as dry AMD and wet AMD. Dry AMD comprises 90% of all AMD cases, and is characterized by deterioration of the retina associated with the appearance of small deposits of debris, called drusen, under the macula. The remaining 10% of AMD cases are wet AMD , which is caused by abnormal growth of blood vessels in the retina. Whereas visual loss in patients with wet AMD occurs rapidly, within months to a year, dry AMD progresses much more slowly, over the course of decades. In dry AMD, patients experience progressive blurriness and blank spots in the center of their field of vision. It is estimated that approximately 1,000,000 individuals in the United States have GA.

        The alternative pathway of the complement system is implicated in dry AMD by the presence of almost all alternative pathway complement components in drusen deposits. Moreover, specific variations in the genes encoding the alternative pathway complement regulatory proteins Factor H or Factor I, resulting in increased complement activity, are associated with increased risk of developing dry AMD. Variations in the genes encoding the alternative cascade proteins Factor B and C3 are also associated with risk for dry AMD.

        Although several therapeutics targeting vascular endothelial growth factor, or VEGF, to block growth of abnormal blood vessels are approved to treat wet AMD, such as Avastin, Lucentis and Eylea, there are no approved therapies for dry AMD or GA. Lampalizumab, an antibody to complement Factor D being developed by Roche, has demonstrated clinical activity for dry AMD. In Phase 2 clinical trials, lampalizumab reduced progression of GA in patients with a specific gene variant in complement Factor I.

        We are developing inhibitors of complement Factor D for intravitreal administration, designed to prevent or reduce progression of GA in patients with dry AMD, thereby potentially preventing further vision loss and preserving sight.

C3 Glomerulonephritis/Dense Deposit Disease

        C3GN and DDD are closely-related but distinct alternative pathway complement-mediated diseases characterized by C3 deposition in the kidney, with absent or minimal immunoglobulin deposition. The two diseases can be distinguished from each other by electron microscopy, based on the precise location and pattern of C3 deposits within the kidney. The combined prevalence of C3GN and DDD is 1-3 per million individuals, with an estimate of approximately 1,000 patients in the United States. The clinical features of C3GN and DDD include compromised renal function and high blood pressure. The pathophysiology of C3GN and DDD involves both genetic factors and acquired triggers. Patients typically present in adolescence or early adulthood, following an infectious episode which, in susceptible individuals results in uncontrolled activation of C3. Susceptibility to C3GN and DDD may be inherited on the basis of mutations in proteins that regulate the alternative pathway of complement activation.

        There are no approved therapies for C3GN or DDD. Patients are usually treated with angiotensin converting enzyme inhibitors and angiotensin II receptor blockers to modulate proteinuria, and with nonspecific immunosuppressants, including corticosteroids, when kidney inflammation is present.

        We are developing specific inhibitors of Factor D, a critical component of the alternative pathway of complement, as targeted drug candidates for C3GN. By blocking the alternative pathway upstream of C3, we believe that this mechanism may prevent C3 deposition and subsequent renal injury.

Oral C5 Inhibitor

        We are actively pursuing the identification of orally-bioavailable inhibitors of C5 that bind to and inhibit targets in similar ways as our peptides, but are traditional small molecules with the benefit of oral bioavailability. Leveraging our structural knowledge of C5 we have identified two series of molecules. Both series have demonstrated oral bioavailability in rat DMPK and low nanomolar potency has been observed in vitro in a red blood cell hemolysis assay. Furthermore, one of these series bind to a previously unrecognized site on C5, inhibiting cleavage and activation of C5.

        These series are being further optimized by structural understanding of crystals obtained with full length C5 in stabilized tertiary co-complex. It is expected that this could yield a pipeline of orally available products for a broader set of systemic indications including metabolic diseases (e.g., diabetes). We have also identified early evidence of CNS penetration in one series, offering the possibility of treating complement dysfunction in complex CNS disorders such as neuroinflammatory (e.g., stroke, multiple sclerosis) and neurodegenerative disease (e.g., Huntington's disease, Alzheimer's disease).

Complement Component 1 (C1)

        We are also engaged in discovery efforts to identify inhibitors of C1 with potential applications in a range of autoimmune and CNS diseases. C1s is involved in the classical complement pathway. A complex comprised of C1s, along with complement components 1q and 1r (C1r and C1q) bind to antigen-antibody complexes, and the serine protease domain of C1s cleaves C4 to generate C4b as an initial step in forming the classical pathway C5 convertase, C4bC2bC3b, where C4b, C2b, and C3b are domains of complement components 4, 2, and 3, respectively. In cases of inappropriate production of self-reactive antibodies in autoimmune disease, or production of anti-tissue antibodies in organ transplantation setting, C1s activity can lead to pathologic C5 activation, producing C5b9 (MAC) and the inflammatory mediator C5a.

        Thus, inappropriate C1 and classical complement convertase activity is linked to a variety of immune complex-mediated indications, including cold agglutinin disease, warm autoimmune hemolytic anemia, systemic lupus erythematosus, antibody-mediated rejection (such as with kidney transplant), Guillain-Barre Syndrome, neuromyelitis optica, rMG, multiple sclerosis, bullous pemphigoid (a rare and debilitating skin disease), and other diseases. Furthermore, inappropriate activity of the C1q-C1r-C1s complex and C4 levels has been implicated in a variety of neurologic conditions, including Alzheimer's disease, Huntington's disease, spinal muscular atrophy, frontal temporal dementia, glaucoma, and schizophrenia. We estimate that the incidence rates of these indications include approximately one in 80,000 people for cold agglutinin disease, approximately one in 100,000 people for warm autoimmune hemolytic anemia, and an aggregate of approximately 5.4 million total patients in the United States with Alzheimer's disease. Other neurodegenerative diseases include Huntington's disease, amyotrophic lateral sclerosis and Guillain-Barre syndrome.

        We have used our platform technology to generate cyclic peptides that bind C1s and inhibit the protease activity of C1s, C4b production, and red blood cell lysis in an in vitro assay. We are further working to identify cyclic peptides that bind to other protein domains and components of the C1q-C1r-C1s complex.

        In addition to the programs described above, we also have discovery and preclinial programs targeting selective inhibition of various complement factors for other indications. For example, we are also a developing a Factor D inhibitor program designed to reduce C3 fragment coating on PNH red blood cells and subsequent spleen phagocytosis, which could potentially increase the risk of infection and limit investigator interest, but which we also believe has the potential to serve as an efficacious treatment method.

Our Extreme Diversity Platform

        Known as our Extreme Diversity platform, our proprietary macrocyclic peptide chemistry technology allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules.

        We utilize a process called "mRNA display" to produce extremely large and diverse libraries of peptides from which to screen for potential product candidates. Figure 9 illustrates the step-by-step process of mRNA display.

  •
  Step 1, creation of peptide-mRNA fusion libraries.  mRNA is translated into peptides by ribosomes using both naturally occurring amino acids and non-natural amino acids. The antibiotic puromycin is linked to each mRNA to create peptide-mRNA fusions. As a result, the translation of a relatively small amount of mRNA results in a large and diverse library of up to 100 trillion peptide-mRNA fusions.

  •
  Step 2, creating rigid macrocycle peptides.  The peptide-mRNA display libraries are then modified chemically to link two specific amino acids together and cyclize the peptide into rigid macrocycle peptides. In addition, the mRNA components of the fusions are converted to cDNA (a hybrid of mRNA and DNA) at this step.

  •
  Step 3, selecting target peptides.  Once a cyclic peptide mRNA display library is prepared we select peptides that bind to the desired target protein immobilized on the surface of a small, solid bead.

  •
  Step 4, DNA amplification.  After an initial set of peptides that bind to the target protein are selected, we leverage the mRNA to then amplify the peptides' corresponding DNA via a DNA amplifying technique called Polymerase Chain Reaction, or PCR.

  •
  Steps 5, 6 and 7, repeat process to select lead candidate.  The cycle can be repeated to enrich for candidate peptides (Step 5), and the DNA's sequence is ultimately determined and desired peptide candidates are synthesized based on the information in its corresponding DNA (Step 6), and candidate peptides are then further screened and optimized for desired target binding affinity to select a lead candidate (Step 7).

Figure 9. A diagram illustrating our Extreme Diversity platform.

        RA101495 and our pipeline of peptide product candidates were discovered using our Extreme Diversity platform, our proprietary technology that allows us to rapidly and efficiently discover cyclic peptides comprised of natural and non-natural amino acids, with the advantages set forth below.

  •
  High affinity and potency.  Our peptides are cyclic, and therefore are conformationally rigid, thereby "locking" the molecule in the conformation in which it binds optimally to its target and leading to affinity and potency similar to antibodies.

  •
  High specificity.  Our peptides are larger than most drugs taken in pill form, allowing them to have more contact points when bound to their targets, thus affording similar specificity as antibodies.

  •
  Novel mechanisms of interaction.  The use of non-natural amino acids with new chemical functionalities expands the manner in which peptides can interact with target proteins, potentially enabling new mechanisms to modulate protein function in the body.

  •
  High stability.  The backbone modification and relatively rigid, cyclic structure of our peptides are designed to reduce degradation. As a result, we believe our peptides will have higher stability in the body than natural peptides. Further, they will not denature or unfold over time, and have higher stability than antibodies and biologics, potentially allowing for room temperature storage over the entire distribution chain.

  •
  Improved bioavailability.  The relatively small size of our peptides allows them to enter the circulation readily when administered by a variety of potential routes, including SC injection or oral administration, an advantage over many monoclonal antibody and biologic therapies which require intravenous infusion.

  •
  Half-life modification.  As synthetic products, we can readily modify our cyclic peptides with chemical groups that modify the circulating half-life in the body, including lipids, carbohydrates, and polymers such as polyethylene glycol, providing the potential to optimize dosing by fine-tuning the pharmacokinetic properties and improve patient outcomes.

  •
  Reduced safety risks.  Unlike antibodies and biologics, our peptides are completely synthetic, eliminating the potential for viral and cellular protein contamination, risks to therapeutics produced in mammalian cells, and potentially allowing for administration to patients with hypersensitivity to products produced using mammalian cells.

  •
  Favorable manufacturing processes and costs.  As synthetic products, our peptides do not need complex fermentation facilities, allowing their production to be easily sourced from multiple vendors at lower costs than mammalian cell products.

        We are driving the development of the next generation of orally available drugs. Certain of our cyclic peptides are being developed into orally available drugs, as exemplified by our high value target developed in our collaboration with Merck. We can also use our platform to develop novel macrocycle peptides to guide the development of orally-available, traditional small molecule drugs such as our oral C5 inhibitors.

        We protect our intellectual property rights related to the Extreme Diversity program through a combination of licensed patents, trade secrets and know-how. For more information, see the section titled "—Intellectual Property."

Our Merck Collaboration and License Agreement

        In April 2013, we entered into a multi-target collaboration and license agreement with Merck to use our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement program targets nominated by Merck and provide specific research and development services. Under the agreement, we granted Merck licenses under certain of our intellectual property rights to manufacture, develop and commercialize compounds and products directed to selected program targets. The agreement consists of a research phase, where we and Merck collaborated on identifying and pre-clinically developing orally available cyclic peptides suitable for further development by Merck, and a development and commercialization phase pursuant to which Merck has sole discretion and responsibility, including financial responsibility, for further development and commercialization of these peptides, on a program-by-program basis, from the collaboration. In April 2015, the agreement was amended to extend the research term of the collaboration to April 2016.

        At the signing of the agreement, Merck made an upfront non-refundable, technology license fee of $4.5 million to us. In addition, during the research term, which ended in April 2016, the agreement provided for reimbursement of research and development services provided by us in accordance with pre-specified limits for the number of our full-time equivalent employees ("FTEs") working under the agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular target with a large market opportunity, for which we had received $3.5 million in preclinical milestone payments as of June 2016.

        We are entitled to receive future aggregate milestone payments of up to $61.5 million for the non-complement cardiovascular target selected, consisting of remaining preclinical and clinical milestones of $16.5 million, regulatory milestones of $19.0 million and commercial milestones of $26.0 million, and low-to-mid single digit percentage royalties on future sales, if any. Royalties will be payable from the first commercial sale in a country until the later of the last to expire valid claim in such country and a specified number of years from the date of such first commercial sale. The agreement expires on a country-by-country basis upon expiration of Merck's royalty obligations. Merck may terminate the agreement in its entirety upon prior written notice to us. Either party may terminate the agreement in the event of bankruptcy of the other party or uncured material breach. We may terminate the agreement if Merck challenges any of our patent rights covered by the agreement.

Intellectual Property

Overview

        We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including our Extreme Diversity platform. This includes seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets and know-how that may be important for the development of our business. This includes aspects of our proprietary technology platform; our continuing technological innovation; and on in-licensing opportunities used to develop, maintain, and strengthen our position in the field of peptide, peptidomimetic, and small molecule-based therapeutics. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

        Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our product candidates, technology and know-how, defend and enforce our patents; prevent others from infringing our proprietary rights, preserve the confidentiality of our trade secrets, and to operate without infringing the proprietary rights of others.

        Our ability to stop third parties from making, having made, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see "Risk Factors—Risks Related to Our Intellectual Property."

        We seek to protect our proprietary position in a variety of ways, including by pursuing patent protection in certain jurisdictions where it is available. For example, we file U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

        The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application related to the patent. A U.S. patent also may be accorded a patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent caused by the United States Patent and Trademark Office. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

Company-Owned Intellectual Property

        Our lead C5 inhibitor portfolio includes four families of United States patent applications directed to our lead C5 inhibitor and related methods of use. Any patents that may grant from these patent applications are generally expected to expire between 2035 and 2037, subject to possible patent term extensions.

        We also own one United States patent and various patent applications directed to other technologies. The United States patent is expected to expire in 2034, and any patents granted on the pending applications are expected to expire between 2034 and 2037, subject to possible patent term extensions.

Licensed Intellectual Property

        We have exclusively licensed one patent family directed to an in vitro translation system for incorporating unnatural amino acids from Dr. A. C. Forster. This family, which covers certain rights related to our Extreme Diversity platform, includes five granted patents, including one in the United States and four in foreign jurisdictions including Australia, Canada, Europe and Japan. Patents in this family are generally expected to expire in 2022, subject to possible patent term extensions. This license may be terminated if we fail to make payments thereunder, if we commit a material breach of our obligations thereunder, or if we make an assignment for benefit of creditors or have a petition in bankruptcy filed; also, we may terminate the license for any reason upon 30 days' prior written notice. As of the date of this Annual Report on Form 10-K, we have paid an aggregate amount of approximately $250,000 under this license. In connection with the execution of this license, we paid an issue fee of approximately $175,000, and annual maintenance fees are approximately $15,000. In addition, we issued equity in the amount of approximately 8,500 shares of common stock in connection with this license. The license provides for running royalties equal to 0.25% of net sales of licensed products thereunder, payable on a country-by-country and licensed product-by-licensed product basis until the expiration of the last valid claim covering such product in such country.

        We also have a fully paid-up, non-exclusive license to more than 20 United States and more than 50 foreign granted patents directed to various display library technologies as a result of our acquisition of Cosmix, which covers other rights related to our Extreme Diversity platform. These include patents that have been granted in the United States, Canada, China, Europe, India, Israel, Japan, Korea, New Zealand, Russia, South Africa, and Taiwan. These patents are generally expected to expire between 2018 and 2022, subject to possible patent term extensions. We paid an aggregate amount of approximately $1.4 million and approximately 123,456 shares of common stock in connection with the Cosmix acquisition that includes this fully paid-up license, though no breakdown of amounts specifically attributable to this license is available.

Trademark Protection

        We have filed for protection and our marks are allowed in the United States for the RA PHARMACEUTICALS mark for goods and services, the RA PHARMA word mark for goods, and the RA PHARMA logo mark for goods. We have filed for protection for goods and services in foreign jurisdictions, including Europe, Australia and Canada for the RA PHARMACEUTICALS word mark, the RA PHARMA word mark, and the RA PHARMA logo mark. We have received a Notice of Opposition for the RA PHARMA word mark (Application No. 015611726).

        We have filed for and obtained trademark protection in the United States for the RA PHARMA service word mark for "pharmaceutical research and development in the field of peptides and/or peptidomimetics; the foregoing services not related to rheumatoid arthritis." The mark is listed on the Principal Register, Registration No. 5022228.

        We have filed for and obtained trademark protection in the United States for the RA PHARMA service mark logo for "pharmaceutical research and development in the field of peptides and/or peptidomimetics; the foregoing services not related to rheumatoid arthritis." The mark is listed on the Principal Register, Registration No. 5026109.

        We have filed for and obtained trademark protection in Europe for the RA PHARMA logo mark for goods and services. The mark registered as Registration No. 015611775.

Trade Secret Protection

        Finally, we may rely, in some circumstances, on trade secrets to protect our technology. In particular, with the underlying patents expiring by 2022, we anticipate relying on trade secrets to protect the know-how behind our proprietary peptide chemistry platform. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For further information, please see "Risk Factors—Risks Related to Our Intellectual Property."

Competition

        The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

        There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties to treat the various diseases that we are targeting. In general, these products and product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include inflammation suppression by agents such as complement inhibitors and corticosteroids, as well as immune modulators, visual cycle modulators, anti-amyloid agents, antioxidants, neuroprotectants, cell and gene therapies and vascular and interstitial tissue remodeling agents.

        If our lead product candidates are approved for the indications for which we are currently undertaking clinical trials, they will compete with the products and product candidates discussed below.

        PNH.    The principal competitor for our program in PNH is eculizumab, a C5 inhibitor, which is marketed as Soliris by Alexion Pharmaceuticals and is the only drug approved for the treatment of PNH. Alexion Pharmaceuticals is also developing a next-generation C5 inhibitor named ALXN 1210 that has a less frequent intravenous dosing schedule. In addition, we are aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH, including the following:

  •
  product candidates directed at C5 inhibition being developed by Alnylam that is in early clinical trials, Coversin, a small protein inhibitor of C5 being developed by Akari Pharmaceuticals that is in early clinical trials, LFG316, a monoclonal antibody inhibitor of C5 being developed by Novartis Pharma and RO7112689, a monoclonal antibody inhibitor of C5 being developed by F. Hoffman-La Roche;

  •
  a product candidate directed at C3 inhibition that is currently in preclinical development by Amyndas Pharmaceuticals;

  •
  a product candidate directed at C3 inhibition that is currently in clinical development by Apellis Pharmaceuticals; and

  •
  other product candidates directed at other mechanisms of complement inhibition such as an antibody against C1s, being developed by True North Therapeutics in early clinical trials, and an orally available small molecule inhibitor of complement Factor D, that is currently in preclinical development by Achillion Pharmaceuticals.

        Certain of our competitors are developing product candidates intended to be administered SC, IV or orally, with dosing frequencies ranging from twice daily to monthly, and with varying dose strengths and half-lives. We believe that the combination of SC administration, dose frequency and dose strength will allow RA101495 to provide improved control of hemolysis and suppression of breakthrough hemolysis.

        LN.    There are no specific therapies for LN. Although approved for patients with active, autoantibody-positive, systemic lupus erythematosus who are receiving standard therapy, belimumab, which is marketed under the name Benlysta by GlaxoSmithKline, has not been evaluated in patients with LN. There are numerous phase 2 and later stage clinical studies on non-specific immunosuppressive agents, including agents currently used as standard of care in LN, with tacrolimus, mycophenolate, bortezomib, cyclophosphamide, azothioprim, voclosporin, laquinimod, and ACTHAR Gel being tested. In addition, a number of agents are being tested as targeted monoclonal antibody therapies, such as anti-CD40, anti-IL6, rituximab (anti-CD20), anti-TWEAK (an antibody directed against the TNF-like weak inducer of apoptosis), and belimumab (anti BLys), as well as B7 antagonists such as CTLA4-Ig. The only complement pathway inhibitors proposed as targeted, disease-modifying agents in LN are OMS721, which is in Phase 2 development by Omeros, an anti-MASP-2 antibody that inhibits the mannose-binding lectin arm of the complement system, and eculizumab, where the antibody has shown benefit in a small number of published case report studies. There are no ongoing studies of eculizumab or any other C5 inhibitor in LN.

        rMG.    rMG is currently treated with cholinesterase inhibitors and non-specific immunosuppressive agents, including azathioprine, cyclophosphamide, cyclosporine, IV IG, mycophenolate, prednisone, and tacrolimus. Approximately 20% of patients are refractory to these therapies. Alexion Pharmaceuticals has recently presented Phase 3 data with eculizumab in rMG patients. While both Phase 2 and Phase 3 data were highly supportive of a treatment effect with eculizumab, the Phase 3 data narrowly missed the primary efficacy endpoint. Nonetheless, the data show promise for C5 inhibitor therapy in rMG. In January 2017, Alexion Pharmaceuticals announced that it had submitted marketing applications to the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA) eculizumab as a treatment for patients with refractory generalized myasthenia gravis (gMG) who are anti-acetylcholine receptor (AChR) antibody-positive. Both rituximab, marketed by Roche, and belimumab, marketed by GlaxoSmithKline, which target B cell activity, are in clinical development for rMG. Anti-CD40, being developed as CFZ533 by Novartis, bortezomib, and a small molecule activator of the muscle protein troponin being developed as Cytokinetics by Tirasemtiv, are being tested in clinical trials in rMG. A therapeutic vaccine targeting B-and T-cell receptors (CV-MG-01) is in early clinical testing for rMG.

        AMD.    There are currently no approved treatments for dry AMD or GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: lampalizumab, a Factor D complement inhibitor for the treatment of GA being developed by Roche that is in Phase 3 clinical trials; LFG316, an anti-C5 monoclonal antibody being developed by Novartis Pharma that has completed a 12 month Phase 2 study and failed to demonstrate efficacy (effectiveness) against the development of geographic atrophy, the end stage of dry age-related macular degeneration; Zimura, a C5 inhibitor being developed by Ophthotech Corporation that is entering Phase 2/3 clinical trials; APL-2, a C3 inhibitor developed by Apellis Pharmaceuticals; and other product candidates that do not target the complement system that are in Phase 2 or Phase 3 clinical trials, including compounds being developed by Acucela, Allergan, GlaxoSmithKline and Novartis Pharma. There are no currently available treatments for intermediate AMD.

        C1.    Many of our competitors are developing product candidates targeting C1 or indications that we may target with our C1 program. These include Soliris by Alexion Pharmaceuticals, which completed a Phase 2 trial targeting cold agglutinin disease; TNT-009, a C1s inhibitor being developed by True North Therapeutics that is in Phase 1 trials for cold agglutinin disease and warm autoimmune hemolytic anemia; Fostamatinib, an oral Syk inhibitor being developed by Rigel Pharmaceuticals that is in Phase 2 trials for warm autoimmune hemolytic anemia; rituximab, a monoclonal antibody marketed under the name Rituxan by Roche that is currently in Phase 3 trials for warm autoimmune hemolytic anemia; and a C1q inhibitor being developed by Annexon that is in a preclinical phase for neurodegenerative diseases.

Sales and Marketing

        We hold worldwide commercialization rights to all of our complement-mediated product candidates. Subject to receiving marketing approval, we intend to independently pursue the commercialization of RA101495 in PNH patients in the United States and Europe by building a focused sales and marketing organization in these geographies. We believe that such an organization will be able to address the community of physicians who are key specialists in treating the patient populations for which our product candidates are being developed.

        We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

        Outside of the United States and Europe, we may pursue the approval and commercialization of RA101495 for PNH patients either independently or in collaboration with others. We intend to develop and commercialize RA101495 for other indications independently or through collaborations with third parties.

Manufacturing

        We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We intend to rely on third-party contract manufacturers to produce our products and have recruited personnel with experience to manage the third-party contract manufacturers producing our product candidates and other product candidates or products that we may develop in the future.

        The process for manufacturing our product candidates consists of a multiple-stage-chemical synthesis, purification using liquid chromatography, and freeze drying into a powder form. The initial chemical synthesis process is similar to other cyclic peptide synthetic processes. For some of our products, the peptide is modified after cyclization using a common synthetic processes to attach bio-distribution modifying chemical moieties. We expect the costs associated with manufacturing drug substance for our product candidates to be comparable to the current manufacturing costs for other complex and similarly sized peptide-based components, and because our product candidates are synthetic, we believe they can be manufactured in a more cost effective manner relative to competitive biologic and monoclonal antibody therapies.

        We currently engage two third-party manufacturers to provide clinical supplies of RA101495, an additional third-party manufacturer to provide non-clinical supplies of RA101495 and a different, single third-party manufacturer to provide fill-finish services for RA101495.

Government Regulation

        Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

        In the United States, the FDA regulates drugs and devices under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Although we have not yet selected the device component to use for administration of our lead product candidate, we expect that, if approved, our lead drug product candidate may be regulated as a combination product, which means that it is composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product's primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our lead product candidate, we expect the primary mode of action to be attributable to the drug component of the product, which means that the FDA's Center for Drug Evaluation and Research would have primary jurisdiction over the premarket development, review and approval. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities. In addition, an applicant may need to recall a product.

        An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

  •
  completion of nonclinical, or preclinical, laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice, or GLP, regulations;

  •
  submission to the FDA of an IND, which must take effect before human clinical trials may begin;

  •
  approval by an independent IRB representing each clinical site before each clinical trial may be initiated;

  •
  performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

  •
  preparation and submission to the FDA of a new drug application, or NDA;

  •
  review of the product by an FDA advisory committee, where appropriate or if applicable;

  •
  satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity;

  •
  satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

  •
  payment of user fees and securing FDA approval of the NDA; and

  •
  compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

        Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Human Clinical Trials in Support of a NDA

        Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA can place an IND on full or partial clinical hold at any point in development, and depending upon the scope of the hold, clinical trial(s) may not restart until resolution of the outstanding concerns to the FDA's satisfaction.

        In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

        Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

  •
  Phase 1.  The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

  •
  Phase 2.  The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase 3.  The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

  •
  Phase 4.  Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

        Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

        Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the applicant must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Review of a NDA by the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.0 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $97,000 per product and $512,000 per establishment. These fees are typically increased annually.

        The FDA conducts a preliminary review of a NDA within 60 days of its receipt and informs the sponsor whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for "priority review" products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

        Before approving a NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with a NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

        In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

        The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy and Priority Review Designations

        The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are Fast Track designation, Breakthrough Therapy designation and priority review designation.

        Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product's application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA's time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

        Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

        Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that is expected to lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA's goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

        The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

        For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

        The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

        The accelerated approval pathway is usually contingent on a sponsor's agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product's clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA's Decision on a NDA

        On the basis of the FDA's evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

        If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug's safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

        Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

        In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the NDA holder and any third-party manufacturers that the NDA holder may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

        Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

  •
  restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or voluntary product recalls;

  •
  fines, warning letters or holds on post-approval clinical trials;

  •
  refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

  •
  product seizure or detention, or refusal to permit the import or export of products; or

  •
  injunctions or the imposition of civil or criminal penalties.

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

        In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Abbreviated New Drug Applications for Generic Drugs

        In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under a NDA, known as the reference-listed drug, or RLD.

        Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is "bioequivalent" to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if "the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug."

        Upon approval of an ANDA, the FDA indicates whether the generic product is "therapeutically equivalent" to the RLD in its publication "Approved Drug Products with Therapeutic Equivalence Evaluations," also referred to as the "Orange Book." Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA's designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

        Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

        The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

Hatch-Waxman Patent Certification and the 30-Month Stay

        Upon approval of a NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant's product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. An applicant who submits a section 505(b)(2) NDA, which is for new or improved formulations or new uses of previously approved drug products and where at least one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, also must certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

        Specifically, the applicant must certify with respect to each patent that:

  •
  the required patent information has not been filed;

  •
  the listed patent has expired;

  •
  the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

  •
  the listed patent is invalid, unenforceable or will not be infringed by the new product.

        A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

        If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

Pediatric Studies and Exclusivity

        Under the Pediatric Research Equity Act of 2003, a NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA's internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

        The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

        Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA's request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation and Exclusivity

        Under the Orphan Drug Act, the FDA may designate a drug product as an "orphan drug" if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting a NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

        If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Patent Term Restoration and Extension

        A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of a NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product's approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Europe/Rest of World Regulation

        In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of products, if approved. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial application must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country's requirements, clinical trial development may proceed. To obtain regulatory approval of an investigational drug under EU regulatory systems, a manufacturer must submit a marketing authorization application. More concretely, in the EEA (which is comprised of the 28 Member States of the EU plus Norway, Liechtenstein and Iceland, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

  •
  The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

  •
  National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

        Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

        In Europe, the period of orphan drug exclusivity is ten years, although it may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. In September 2016, the EMA's Committee for Orphan Medicinal Products adopted a positive opinion recommending RA101495 for the treatment of PNH for designation as an orphan medicinal product to the European Commission, which will decide whether to grant an orphan designation.

        For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Pharmaceutical Coverage, Pricing and Reimbursement

        Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

        In order to secure coverage and reimbursement for any product approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor's determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

        The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

        Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

        In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Other Healthcare Laws and Regulations

        Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws.

        The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf to knowingly and willfully, directly or indirectly, solicit, receive, offer, or provide any remuneration that is intended to induce the referral of business, including the purchase, order or recommendation or arranging of, any good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term "remuneration" has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, civil money penalties and exclusion from participation in federal healthcare programs. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

        The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, any of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

        The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that any of our product candidates, if approved, are sold in a foreign country, we may be subject to similar foreign laws.

        HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

        The Affordable Care Act, or ACA, imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for "knowing failures." Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices or require the tracking and reporting of gifts, compensation or other remuneration to physicians.

        Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we intend to develop a comprehensive compliance program that establishes internal control to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

        If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Healthcare Reform

        There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, government control and other changes to the healthcare system in the United States.

        By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress passed the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:

  •
  an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer's Medicaid rebate liability;

  •
  expansion of manufacturers' rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of "average manufacturer price," or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

  •
  a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

  •
  expansion of the types of entities eligible for the 340B drug discount program;

  •
  establishment of the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers' outpatient drugs to be covered under Medicare Part D; and

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

        Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

        There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Employees

        As of December 31, 2016, we had 46 full-time or part-time employees, including 22 employees with M.D. or Ph.D. degrees. Of these employees, 39 employees are engaged in research and development activities and 7 employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Corporate Information

        Our principal executive offices are located at 87 Cambridge Park Drive, Cambridge, MA 02140 and our telephone number is 617-401-4060. Our website address is www.rapharma.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission.

        We use various trademarks and trade names in our business, including without limitation our corporate name and logo. All other trademarks or trade names, including without limitation corporate names and logos, referred to in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

        We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Available Information

        We post our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the investor relations section of our public website (www.rapharma.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can read our SEC filings over the Internet at the SEC's website at www.sec.gov. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only. You may also read and copy any document we file with the SEC at its public reference facility at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

ITEM 1A.    RISK FACTORS

        You should consider carefully the following risk factors, together with all the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto, and in our other public filings with the SEC. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future.

        We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $28.9 million and $13.9 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $68.8 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

        We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

        We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

        The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

        Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2016, our cash, cash equivalents were $117.8 million. Our research and development expenses were $27.9 million and $15.2 million for the years ended December 31, 2016 and 2015, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current product candidates or any product candidates that we acquire, if any. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, as a public company, we will incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

        Because our only source of revenue to date, our research collaboration with Merck & Co., or Merck, has reached the end of its research term and identified a product candidate, to the extent we continue to receive revenue from this collaboration, we must rely on Merck's efforts to develop and commercialize that target candidate, which we do not control.

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

        We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

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

  •
  the FDA, EMA or foreign regulatory agencies may require endpoints for a clinical trial for the treatment of PNH, rMG and LN that differ from the endpoints of our planned current or future trials, which may require us to conduct additional clinical trials;

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

        The development and commercialization of new products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future, including from drugs that act through the complement system and drugs that use different approaches. The principal competitor for our program in PNH is eculizumab, a C5 inhibitor, which is marketed as Soliris by Alexion Pharmaceuticals and is the only drug approved for the treatment of PNH. Alexion Pharmaceuticals is also developing a next-generation C5 inhibitor named ALXN 1210 that is designed to use a less frequent intravenous dosing schedule. We are also aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH, including a product candidate directed at complement component 3, or C3, inhibition that is currently in preclinical development by Amyndas Pharmaceuticals, a product candidate directed at C3 inhibition such as APL-2 that is currently in clinical development by Apellis Pharmaceuticals, product candidates directed at C5 inhibition such as ALN-CC5, an RNAi therapeutic targeting the production of C5 being developed by Alnylam that is in early clinical trials, Coversin, a small protein inhibitor of C5 being developed by Akari Pharmaceuticals that is in early clinical trials, LFG316, a monoclonal antibody inhibitor of C5 being developed by Novartis Pharma, a biosimilar product candidate ABP595 being developed by Amgen that is in early clinical trials, RO7112689, a monoclonal antibody inhibitor of C5 being developed by F. Hoffman-La Roche, and other product candidates directed at other mechanisms of complement inhibition such as TNT009, an antibody against C1s, being developed by True North Therapeutics in early clinical trials, and ACH-4471, an orally available small molecule inhibitor of complement Factor D, that is currently in development by Achillion Pharmaceuticals. In addition, we are aware that there are a number of companies that are actively developing product candidates that are in clinical development for the treatment of geographic atrophy, or GA, a more severe form of AMD to which dry AMD progresses, including lampalizumab, a Factor D complement inhibitor for the treatment of GA being developed by Roche that is in Phase 3 clinical trials, LFG316, an anti-C5 monoclonal antibody being developed by Novartis Pharma that has recently completed a 12 month Phase 2 study and failed to demonstrate efficacy (effectiveness) against the development of geographic atrophy, the end stage of dry age-related macular degeneration, Zimura, a C5 inhibitor being developed by Ophthotech that is entering Phase 2/3 clinical trials, APL-2, a C3 inhibitor developed by Apellis Pharmaceuticals in phase 2 clinical trial, and other product candidates that do not target the complement system that are in Phase 2 or Phase 3 clinical trials, including compounds being developed by Acucela, Allergan, GlaxoSmithKline and Novartis Pharma.

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

  •
  regulatory authorities may require the addition of labeling statements, such as a "black box" warning or a contraindication;

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

        Once a NDA is approved, the product covered thereby becomes a "reference-listed drug" in the FDA's publication, "Approved Drug Products with Therapeutic Equivalence Evaluations," or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

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

        The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

  •
  clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including standard-of-care and any new drugs that may be approved for the indications we are investigating;

  •
  efforts to facilitate timely enrollment in clinical trials;

  •
  patient referral practices of physicians; and

  •
  our ability to monitor patients adequately during and after treatment.

        Further, there are only a limited number of specialist physicians who treat patients with these diseases, and major clinical centers are concentrated in a few geographic regions. We also may encounter difficulties in identifying and enrolling such patients with a stage of disease appropriate for our ongoing or future clinical trials. For example, while we currently expect to initiate our Phase 2 clinical program for RA101495 in PNH patients in the first quarter of 2017 and release data in the second half of 2017, some or all of the above factors, as well as other unanticipated causes, may result in delays to our ability to initiate or report data from these trials. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials.

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

        We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Eculizumab is the only drug approved for the treatment of PNH, and even if we are able to obtain marketing approval of RA101495 for the treatment of PNH, we may not be able to successfully convince physicians or patients to switch from eculizumab to RA101495. In addition, even if we are able to demonstrate our product candidates' safety and efficacy to the FDA and other regulators, safety concerns in the medical community may hinder market acceptance.

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

  •
  the product's convenience and ease of administration compared to alternative treatments;

  •
  the willingness of the target patient population to try, and of physicians to prescribe, the product;

  •
  limitations or warnings, including distribution or use restrictions contained in the product's approved labeling;

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

        If any of our product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from patients' use or misuse of our products or any similar products distributed by other companies.

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

        We currently have no marketing, sales or distribution capabilities and have limited sales or marketing experience within our organization. If our product candidate RA101495 is approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize RA101495, or to outsource this function to a third party. Either of these options would be expensive and time consuming. Some or all of these costs may be incurred in advance of any approval of RA101495. In addition, we may not be able to hire a sales force in the United States or other target market that is sufficient in size or has adequate expertise in the medical markets that we intend to target. These risks may be particularly pronounced due to our focus on our lead indications of PNH, rMG and LN, each of which is a rare disease with relatively small patient populations. Any failure or delay in the development of our or third parties' internal sales, marketing and distribution capabilities would adversely impact the commercialization of RA101495 and other future product candidates.

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

        We are currently developing RA101495 for SC self-administration. Unsatisfactory drug availability due to problems relating to this route of administration or the ability of the drug to bind to its target is another potential cause of lack of efficacy of RA101495 if and when it is commercialized. C5, the target of RA101495 is predominantly found in blood. For PNH, RA101495 will be administered subcutaneously. In our recently completed Phase 1 study of RA101495 in single-ascending dose cohorts and a multiple-dose cohort, single and repeat SC doses of RA101495 were safe and well tolerated in healthy volunteers. However, if daily SC administration proves to be unfeasible, then we may need to research additional doses, formulations or routes of administration, which could delay commercialization of RA101495 and result in significant additional costs to us. Additionally, while we may offer training in SC injections, reliance on patient self-administration may lead to higher rates of user error due to poor administration procedure by patients and reduced patient compliance as compared with administration by healthcare professionals.

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

  •
  patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial's duration;

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

  •
  the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators', clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;

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

        There is a risk that chronic dosing of patients with RA101495 may lead to an immune response that causes adverse reactions or impairs the activity and/or efficacy of the drug. Patients may develop an allergic reaction to the drug and/or develop antibodies directed at the drug. Impaired drug activity could be caused by neutralization of the drug's inhibitory activity or by an increased rate of clearance of the drug from circulation. For example, one potential side effect of RA101495 that has occurred in patients receiving eculizumab, a humanized antibody against C5, is an increased incidence of meningococcal infections as a result of inhibition of the terminal complement system in a manner similar to RA101495. As a result, patients receiving RA101495 may also require immunization with a meningococcal vaccine and prophylactic antibiotics.

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

        In Europe, the period of orphan drug exclusivity is ten years, although it may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. In September 2016, the EMA's Committee for Orphan Medicinal Products adopted a positive opinion recommending RA101495 for the treatment of PNH for designation as an orphan medicinal product to the European Commission, which granted us orphan designation for RA101495 for the treatment of PNH in October 2016.

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

        The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA's accounting provisions.

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

        We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop manufacturing difficulties. As a result of any of these or other problems, a product's regulatory approval could be withdrawn, which could harm our business and operating results.

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

  •
  extension of manufacturers' Medicaid rebate liability;

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

        The new presidential administration has indicated that enacting changes to the ACA is a legislative priority, and has alternatively discussed repealing and replacing the ACA, and amending the ACA. We do not know at this time what implications such changes, if enacted, would have on the ACA's current requirements or on our future business. Changes to the ACA or other existing health care regulations could significantly impact our business and the pharmaceutical industry.

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

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

  •
  Transparency requirements.  The provision within the ACA commonly referred to as the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or transfers of value made to physicians and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

  •
  Analogous state and foreign laws.  Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, and are generally broad and are enforced by many different foreign and state agencies as well as through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

        Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product's approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

        In addition, manufacturers of approved products and those manufacturers' facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

        Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

        If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, we, and any future collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any future collaborators', ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

        The FDA, the EMA and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and if we, or any future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, including the False Claims Act.

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

        We maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

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

        Our lead product candidate may ultimately be regulated as a drug/device combination product. Third-party manufacturers may not be able to comply with the cGMP regulatory requirements applicable to drugs and drug/device combination products, including applicable provisions of the FDA's drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

        In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees' exercise of rights under the agreement. With respect to our commercial agreements, we indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party.

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

        We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA, the EMA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

        We expect to enter into additional collaborations for the development and commercialization of certain of our product candidates. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators' abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

        Collaborations involving our product candidates pose a number of risks, including the following:

  •
  collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

  •
  collaborators may not perform their obligations as expected;

  •
  collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators' strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

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

        The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO or by a court or other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. For example, our lead C5 inhibitor portfolio consists of four families of patent applications that we own directed to our lead C5 inhibitor and related methods of use. Although we have conducted searches for third-party publications, patents and other information that may affect the patentability of claims in our various patent applications and patents, we cannot be certain that all relevant information has been identified. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or patent applications, in our licensed patents or patent applications or in third-party patents.

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

        As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the America Invents Act, could increase those uncertainties and costs. The America Invents Act was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. The America Invents Act reforms United States patent law in part by changing the U.S. patent system from a "first to invent" system to a "first inventor to file" system , expanding the definition of prior art, and developing a post-grant review system. This legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States for those applications filed after March 16, 2013.

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

        A third party may claim an ownership interest in one or more of our or our licensors' patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third-parties with respect to our patents or other intellectual property, we cannot guarantee that a third-party will not assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources, and cause a significant diversion of effort by our technical and management personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

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

        If we are found to infringe a third party's intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

        Many of our current and former employees and our licensors' current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

        Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent's claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

        As of December 31, 2016, we had 46 full-time or part-time employees. Our focus on the development of RA101495 requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop RA101495 or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

        In October 2016, we closed our initial public offering. Prior to this offering, there had been no public market for our common stock. Although we have completed our initial public offering and shares of our common stock are listed and trading on The NASDAQ Global Market, an active trading market for our shares may not continue to be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

  •
  regulatory actions with respect to our product candidates or our competitors' products and product candidates;

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

  •
  general economic, industry and market conditions; and

  •
  the other factors described in this "Risk Factors" section.

        In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. The results of of any legal proceedings are inherently uncertain and, regardless of the ultimate outcome or the merits, require substantial time and other resources to defend. Accordingly, any litigation that we could face may result in substantial costs to us, divert management's attention and resources from our company as well as harm our reputation with analysts and investors, which could substantially harm our business, financial condition and results of operations.

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

We are an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and may remain an emerging growth company for up to five years following our initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

        As a public company, and particularly after we are no longer an "emerging growth company," we will incur significant legal, accounting and other expenses that we did not incur as a private company, which we anticipate could amount to between $1.0 million and $2.0 million annually. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2016, we have outstanding 22,546,165 shares of common stock, of which 14,439,550 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on April 23, 2017, resulting in the majority of these shares becoming eligible for public sale on April 24, 2017 if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

        Moreover, holders of an aggregate of 13,862,596 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of our common stock issued and available for issuance under our equity compensation plans, which can be freely sold in the public market, subject to vesting requirements, volume limitations applicable to affiliates and lock-up agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

        As of December 31, 2016, we had federal and state net operating loss carryforwards of $45.1 million and $41.0 million, respectively, and federal research and development tax credit carryforwards of $2.5 million and state research and development tax credit carryforwards of $1.5 million. If not utilized, the net operating loss carryforwards will begin to expire in 2031. If not utilized, the research and development credits will begin to expire in 2031. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an "ownership change," which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have not conducted a detailed study to document whether our historical activities qualify to support the research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

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

        As of December 31, 2016, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock and their affiliates in the aggregate, beneficially own shares representing approximately 59.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

  •
  delay, defer or prevent a change in control;

  •
  entrench our management or the board of directors; or

  •
  impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current market price and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us.

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

  •
  authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

  •
  require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

        The trading market for our common stock may be influenced, in part, by the research and reports that industry or securities analysts publish about us or our business. If no or few securities or industry analysts maintain coverage of us, or one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease approximately 27,000 square feet of office and laboratory space in Cambridge, Massachusetts which serves as our corporate headquarters under a lease that expires in April 2023. We have an option to extend the lease term for five additional years. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently subject to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common stock has been trading on The NASDAQ Global Market under the symbol "RARX" since it began trading on October 26, 2016. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by The NASDAQ Global Market.

	High	Low
4th Quarter (from and after October 26, 2016)	$16.56	$12.05

        On March 3, 2017, the last reported sale price for our common stock on the Nasdaq Global Market was $20.40 per share.

HOLDERS OF COMMON STOCK

        As of March 3, 2017, we had 22,546,165 shares of common stock outstanding held by approximately 48 stockholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in "street name" or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

STOCK PERFORMANCE GRAPH

        The following graph shows a comparison from October 26, 2016, the date on which our common stock first began trading on the NASDAQ Global Market, of the cumulative total return on an assumed investment of $100.00 in cash on October 31, 2016, in our common stock as compared to the same investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, all through December 31, 2016. These returns are based on historical results and are not intended to suggest future performance. Data assumes the reinvestment of dividends.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market LLC, a source believed to be reliable. The Nasdaq Stock Market LLC is not responsible for any errors or omissions in such information.

 COMPARISON OF CUMULATIVE TOTAL RETURN*

*
$100 invested on October 26, 2016

Cumulative Total Return Comparison

$100 investment in stock or index	Ticker	October 26, 2016	December 31, 2016
Ra Pharmaceuticals, Inc. (RARX)	RARX	$100	$116.85
NASDAQ Composite (^IXIC)	IXIC	$100	$102.53
NASDAQ Biotechnology (^NBI)	NBI	$100	$99.12

        The performance graph in this Item 5 shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

 DIVIDEND POLICY

        We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

        None.

USE OF PROCEEDS FROM PUBLIC OFFERING OF COMMON STOCK

        In October 2016, we issued and sold 7,049,230 shares of our common stock in our IPO, and in November 2016, we issued and sold 1,057,385 shares of common stock to the underwriters under the underwriters' option to purchase additional shares of common stock, at a public offering price of $13.00 per share, for aggregate gross proceeds of $105.4 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333- 213917), which was declared effective by the SEC on October 26, 2016. Credit Suisse Securities (USA) LLC, Jeffries LLC and BMO Capital Markets Corp. acted as joint book-running managers of the offering and as representatives of the underwriters. SunTrust Robinson Humphrey, Inc. acted as manager for the offering.

        We received net proceeds from the IPO, including the exercise of the underwriter's over-allotment, of approximately $95.7 million, after deducting underwriting discounts and commissions of approximately $7.4 million and offering-related expenses of approximately $2.3 million payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

        There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 26, 2016. We are holding the balance of the net proceeds from the IPO in investments in primarily money market funds. As of March 1, 2017, no net offering proceeds had been used.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

        None.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated statements of operations data for each of the three years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data at December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our interim period results are not necessarily indicative of results to be expected in any future period.

        The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except shares and per share data)
Consolidated Statement of Operations:
Revenue	$4,928	$4,094	$4,830
Operating expenses:
Research & development	27,928	15,217	10,016
General & administrative	5,024	2,233	1,924

Total operating expenses	32,952	17,450	11,940

Loss from operations	(28,024)	(13,356)	(7,110)

Other (expense) income, net	(858)	(606)	1,607

Loss from continuing operations before benefit from income taxes	(28,882)	(13,962)	(5,503)

Benefit from income taxes	18	19	27

Net loss	(28,864)	(13,943)	(5,476)

Gain on extinguishment of redeemable convertible preferred shares	—	1,673	—

Net loss attributable to common shareholders	$(28,864)	$(12,270)	$(5,476)

Net loss per share attributable to common stockholders—basic and diluted	$(6.98)	$(24.68)	$(12.46)

Weighted-average common shares used in net loss per share attributable to common stockholders—basic and diluted	4,135,331	497,073	439,597

Supplemental disclosure of stock-based compensation expense:

        Included in operating expenses, above, are the following amounts for non-cash stock based compensation expense

Research and development	$361	$58	$58
General and administrative	665	94	30

Total	$1,026	$152	$88

	As of December 31,
	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$117,812	$19,386	$4,039
Working capital	112,765	13,248	1,642
Total assets	126,818	24,342	7,315
Redeemable convertible preferred stock	—	53,675	28,984
Accumulated deficit	(68,764)	(39,900)	(25,957)
Total stockholders' equity (deficit)	117,222	(37,199)	(25,714)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

        We are developing our lead product candidate, RA101495, a convenient self-administered subcutaneous, or SC, injection, which is an injection into the tissue under the skin, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. PNH is a rare, chronic, life-threatening, blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. We expect to initiate our Phase 2 clinical program for RA101495 in PNH patients in the first quarter of 2017 and release data in the second half of 2017. We are also developing RA101495, administered SC, to treat other debilitating complement-mediated diseases such as refractory generalized myasthenia gravis, or rMG, and lupus nephritis, or LN. We expect to initiate a Phase 2 clinical trial with RA101495 for rMG and a Phase 1b clinical trial supporting development in LN in the second half of 2017. We also have preclinical programs targeting selective inhibition of other complement factors for diseases with no approved therapies, including a Factor D program for ophthalmologic and renal diseases, an oral, small molecule C5 inhibitor and a C1 program for certain autoimmune and central nervous system, or CNS, diseases. In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc., or Merck.

        Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting preclinical studies of our product candidates and a clinical trial of our lead product candidate, RA101495. To date, we have not generated any product revenue and have financed our operations primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of December 31, 2016, we had received an aggregate of $181.1 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck, or the Merck Agreement. As of December 31, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $117.8 million.

        On October 31, 2016, we completed an initial public offering ("IPO"), in which we issued and sold 7,049,230 shares of our common stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $82.9 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.3 million. On November 29, 2016, we completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters' option in the IPO to purchase additional shares of common stock at the public offering price of $13.00 per share, resulting in additional net proceeds to us of $12.8 million after deducting discounts and commissions of $1.0 million.

        As of December 31, 2016, we had an accumulated deficit of $68.8 million. Our net losses were $28.9 million and $13.9 million for the years ended December 31, 2016 and 2015, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

        We believe that our available funds will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2018. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 2 clinical trials of RA101495 for the treatment of PNH, initiate a Phase 2 in MG and a Phase 1b supporting development in LN, as well as advance our other preclinical pipeline programs. We expect that these funds will not, however, be sufficient to enable us to complete our Phase 3 clinical study in PNH. It is also possible that we will not achieve the progress that we expect with respect to RA101495 because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

        We have derived all of our revenue to date from our collaboration and license agreement with Merck, or the Merck Agreement, which we entered into in April 2013. Under the Merck Agreement,

we collaborated with Merck and used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck and provided specific research and development services. At the signing, Merck paid us an upfront, non-refundable, license fee payment of $4.5 million. In addition, during the research term, which ended in April 2016, Merck reimbursed us for research and development services provided by us in accordance with a pre-specified number of our full-time equivalent employees, or FTEs, working under the Merck Agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular program target with a large market opportunity, for which we had received $3.5 million in preclinical milestone payments as of December 31, 2016. We are also entitled to receive future aggregate milestone payments of up to $61.5 million and low-to-mid single digit percentage royalties on any future sales for this program target. For additional information about the Merck Agreement, see the section titled "—Revenue Recognition—Merck Collaboration and License Agreement" within this Annual Report on Form 10-K. For additional information about our revenue recognition policy, see the section titled "—Critical Accounting Policies and Significant Judgments and Estimates—Revenue".

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

  •
  expenses incurred under agreements with CROs, contract manufacturing organizations, or CMOs, and independent contractors that conduct research and development, preclinical and clinical activities on our behalf;

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

        We have not provided program costs since inception because historically we have not tracked or recorded our research and development expenses on a program-by-program basis. We use our employee and infrastructure resources across multiple research and development programs directed toward developing our Extreme Diversity Platform and for identifying and developing product candidates. We manage certain activities such as contract research and manufacture of RA101495 and our discovery programs through our third-party vendors, and do not track the costs of these activities on a program-by-program basis.

        Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs, and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

        A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of product candidates.

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

Other Income (Expense), Net

        Other income (expense), net primarily consists of interest expense incurred on debt instruments, amortized debt discount, interest income earned on our cash and cash equivalents, non-cash changes in fair value of the derivative liability associated with the Convertible Notes, loss on debt extinguishment and the increase in fair value of preferred stock tranche rights, or Preferred Stock Tranche Rights. The debt discount primarily consisted of the relative fair value of warrants and the fair value of bifurcated features embedded in the Convertible Notes issued in April 2015. The debt discount has been amortized to interest expense over the life of the Convertible Note and was recorded at fair value upon issuance.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        We have derived all of our revenue to date from our Merck Agreement. The terms of the Merck Agreement contain multiple elements, including:

  •
  an upfront nonrefundable license fee;

  •
  payments for research and development services performed by our FTEs, including reimbursement for certain lab supplies and reagents;

  •
  payments based upon the achievement of certain development (pre-clinical and clinical), regulatory and commercial milestones; and

  •
  royalties on net product sales, if any.

        Multiple element or deliverable arrangements, such as the Merck Agreement, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, payments received are allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.

        We recognize revenue for each element or deliverable under the Merck Agreement when all of the following criteria are met:

  •
  persuasive evidence of an arrangement exists;

  •
  delivery has occurred or services have been rendered;

  •
  the seller's price to the buyer is fixed or determinable; and

  •
  collectability is reasonably assured.

        Revenue in connection with:

  •
  the upfront non-refundable license fee has been recognized ratably over the research term of the Merck Agreement;

  •
  payments for research and development services and reimbursement for certain lab supplies and reagents have been recognized as services performed; and

  •
  milestone payments are recognized as these milestones are achieved, assuming all other revenue recognition criteria are met.

        Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Accrued Research and Development Expenses

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

  •
  CROs in connection with clinical trials;

  •
  CMOs with respect to clinical materials, intermediates, drug substance and drug product;

  •
  vendors in connection with preclinical development activities; and

  •
  vendors related to manufacturing, development and distribution of clinical supplies.

        We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differs from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

Stock-Based Compensation

        We account for stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 applies to any awards granted, modified, repurchased, or canceled after December 31, 2005, and requires the measurement and recognition of costs for all stock-based awards made to employees and directors, including stock options, stock appreciation rights, stock units, and discounted employee stock purchases. We recognize compensation costs related to employees based on the estimated fair value of the awards on the date of grant and over the associated service periods, using the straight-line method. The options vest periodically over various schedules and all options expire no later than 10 years after the date of grant.

        We have applied the fair value recognition provisions of ASC 718 and FASB ASC 505, Equity, or ASC 505, to account for stock-based compensation for non-employees. Stock-based compensation related to non-employee awards is re-measured at each reporting period until the awards are vested and is estimated using an expected term equal to the remaining contractual term of the award. Compensation expense is recognized for the fair value of the consideration received, or the equity instruments issued, whichever is more reliably measurable. We recorded compensation expense for non-employee awards with graded vesting using an accelerated recognition model.

        Described below is the methodology we have utilized in measuring stock-based compensation expense. Following the consummation of our IPO, stock option values have been determined based on the quoted market price of our common stock.

        We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including:

  •
  the expected volatility of our stock;

  •
  the expected term of the award;

  •
  the risk-free interest rate;

  •
  expected dividends; and

  •
  the estimated fair value of our Common Stock on the measurement date.

        Due to the lack of a public market for the trading of our common stock prior to our IPO and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of comparable companies that are publicly traded. For these analyses, we selected representative companies from the life sciences industry with characteristics similar to ours, including enterprise value, risk profiles, position within the industry and historical share price information, sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We use a dividend yield of zero based on the fact that we have never declared cash dividends and have no current intention of paying cash dividends over the expected term of the option.

        As we do not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees, we have estimated the expected life of our employee stock options using the "simplified" method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. For non-employee options, we have determined the expected life based on the respective contractual life. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted and with maturity dates equivalent to the expected term of the option.

        The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the years ended December 31, 2016 and 2015:

Year Ended December 31,
	2016	2015
Risk free interest rate	1.23% - 1.59%	1.76% - 1.86%
Expected dividend yield	—	—
Expected term (in years)	5.6 - 6.4	5.9 - 6.1
Expected volatility	74.1% - 92.8%	72.3% - 74.7%

        The fair value of each non-qualified stock option granted to non-employees was estimated on the date of grant and at each revaluation date using the Black-Scholes option-pricing model, with the following range of assumptions, excluding performance-based awards, during the years ended December 31, 2016 and 2015:

Year Ended December 31,
	2016	2015
Risk free interest rate	1.46% - 2.38%	1.93% - 2.31%
Expected dividend yield	—	—
Expected term (in years)	9.2 - 10.0	9.2 - 10.0
Expected volatility	78.4% - 90.9%	75.1% - 79.9%

        We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The estimation of the number of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised.

        Stock-based compensation totaled approximately $1.0 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, and 2015, the total unrecognized compensation expense related to non-vested employee and non-employee stock options, net of related forfeiture estimates, was $5.1 million and $1.2 million, respectively. We expect to recognize our remaining stock based compensation expense over a weighted-average remaining vesting period of approximately three years. We expect our stock-based compensation expense for stock options granted to employees and non-employees to increase in future periods due to the potential increase in the value of our common stock and future option grants to new and current employees and consultants.

        Prior to our IPO, the estimated fair value of our common stock was determined contemporaneously by our Board of Directors based on valuation estimates provided by management and prepared in accordance with the framework of the American Institute of Certified Public Accountants' Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid, as well as independent third-party valuations. Our contemporaneous valuations of our common stock were based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which we sold shares of preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant and the likelihood of achieving a liquidity event such as an IPO. Consequently, after the IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date.

Result of Operations

Comparison of the Years Ended December 31, 2016 and 2015

        The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
			Period-to-Period Change
	2016	2015
	(in thousands)
Revenue	$4,928	$4,094	$834
Operating expenses:
Research & development	27,928	15,217	12,711
General & administrative	5,024	2,233	2,791

Total operating expenses	32,952	17,450	15,502

Loss from operations	(28,024)	(13,356)	(14,668)

Other (expense) income, net	(858)	(606)	(252)
Net loss before benefit from income taxes	(28,882)	(13,962)	(14,920)

Benefit from income taxes	18	19	(1)

Net loss	$(28,864)	$(13,943)	$14,921

Revenue

        Revenue increased by $0.8 million to $4.9 million for the year ended December 31, 2016, from $4.1 million for the year ended December 31, 2015. This increase is primarily attributable to the recognition of a $3.0 million milestone payment from Merck in June 2016 and an increase of $0.2 million in connection with recognition of the remaining deferred revenue related to the upfront non-refundable license fee earned at the expiration of the research term of the Merck Agreement on March 31, 2016. These increases were offset in part by $2.2 million decrease in FTE revenue related to a decrease in the number of FTEs providing research and development services under the Merck Agreement and $0.2 million decrease related to lower reimbursable lab supply and reagent expenses for the year ended December 31, 2016.

Research and Development Expenses

        Research and development expenses increased by $12.7 million to $27.9 million for the year ended December 31, 2016, from $15.2 million for the year ended December 31, 2015. This increase is primarily attributable to $6.6 million increase in CRO and CMO expenses in connection with our pre-clinical studies and clinical trials for RA101495, $3.3 million increase in employee-related costs associated with salaries, bonus, benefits, travel and non-cash stock-based compensation including costs for additional personnel to support our increased research and development activities, $1.3 million increase in facilities costs including rent, moving expenses related to our new facility, and depreciation expense, $0.8 million increase in consulting expenses and $0.7 million increase in lab-supply and reagent expenses.

General and Administrative Expenses

        General and administrative expenses increased by $2.8 million to $5.0 million for the year ended December 31, 2016, from $2.2 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily attributable to $1.4 million increase in employee-related costs, including salary, bonus, benefits, travel, insurance and non-cash stock-based compensation for executive and administrative personnel including for additional personnel to support our increased activities, $0.8 million increase in consulting and professional fees, including increased market research, accounting, legal and audit fees, approximately $0.3 million in increased facilities related costs and depreciation and $0.2 million in patent costs.

Other Expense, Net

        Other expense, net increased by $0.3 million to $0.9 million in other expense, net during the year ended December 31, 2016 from $0.6 million in other expense, net for the year ended December 31, 2015. This increase was primarily attributable to increase in the fair value of the Series B-2 Preferred Stock Tranche Rights of $1.0 million recognized during the year ended December 31, 2016, offset by other expense of $0.6 million related to the loss upon debt extinguishment of the Convertible Notes during the year ended December 31, 2015 and interest income of $0.1 million recognized during the year ended December 31, 2016.

Comparison of the Years Ended December 31, 2015 and 2014

        The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
			Period-to-Period Change
	2015	2014
		(in thousands)
Revenue	$4,094	$4,830	$(736)
Operating expenses:
Research & development	15,217	10,016	5,201
General & administrative	2,233	1,924	309

Total operating expenses	17,450	11,940	5,510

Loss from operations	(13,356)	(7,110)	(6,246)

Other income (expense), net	(606)	1,607	(2,213)
Net loss before benefit from income taxes	(13,962)	(5,503)	(8,459)

Benefit from income taxes	19	27	(8)

Net loss	$(13,943)	$(5,476)	$8,467

Revenue

        Revenue decreased by $0.7 million to $4.1 million for the year ended December 31, 2015, from $4.8 million for the year ended December 31, 2014. This decrease was primarily attributable to a decrease of $0.4 million in FTE revenue related to a decrease in the number of FTEs providing research and development services under the Merck Agreement during 2015. In addition, recognition of deferred revenue related to the upfront non-refundable, technology license fee decreased $0.2 million due to the extension in an April 2015 amendment of the Merck Agreement. Revenue related to reimbursable lab supply and reagent also decreased by $0.1 million.

Research and Development Expenses

        Research and development expenses increased by $5.2 million to $15.2 million for the year ended December 31, 2015, from $10.0 million for the year ended December 31, 2014. This increase was primarily due to $3.7 million increase in CRO and CMO expenses for our ongoing pre-clinical studies and a Phase 1 clinical trial for RA101495, $1.1 million increase in employee-related costs including increased salary, bonus, benefits and non-cash stock-based compensation for additional personnel to support our increased activities and $0.4 million in increased facilities-related costs and depreciation expense.

General and Administrative Expense

        General and administrative expenses increased by $0.3 million to $2.2 million for the year ended December 31, 2015 from $1.9 million for the year ended December 31, 2014. The increase in general and administrative expenses was primarily attributable to an increase of $0.3 million in consulting and professional fees associated with general corporate activities.

Other Expense, Net

        Other income (expense), net decreased by $2.2 million to $0.6 million in other expense, net for the year ended December 31, 2015 from $1.6 million in other income, net for the year ended December 31, 2014. This decrease was primarily attributable to a decrease of $1.5 million in other income recognized in the year ended December 31, 2014 related to the increase in fair value of the Series A Preferred Stock Tranche Rights, an increase of $0.1 million in interest expense due to convertible notes that were outstanding from April 2015 until the conversion into Series B-1 preferred stock in July 2015, and an increase of $0.6 million in other expense related to the loss upon debt extinguishment of convertible notes.

Liquidity and Capital Resources

Overview

        We have funded our operations from inception through December 31, 2016 primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of December 31, 2016, we had received an aggregate of $181.1 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck. As of December 31, 2016, we had cash and cash equivalents of $117.8 million.

Initial Public Offering

        On October 31, 2016, the Company completed an initial public offering ("IPO"), in which the Company issued and sold 7,049,230 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $82.9 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.3 million. On November 29, 2016, the Company completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters' option in the IPO to purchase additional shares of common stock at the public offering price of $13.00 per share, resulting in net proceeds to us of $12.8 million after deducting underwriting discounts and commissions of $1.0 million. The shares began trading on the NASDAQ Global Market on October 26, 2016. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 13,623,933 shares of common stock at the applicable conversion ratio then in effect and the outstanding warrants to purchase 222,775 shares of common stock net exercised, in accordance with their terms, into 221,573 shares of common stock.

Cash Flows

        The following table summarizes our sources and uses of cash for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,843)	$(12,017)
Investing activities	(4,967)	(1,664)
Financing activities	125,236	29,028

Net increase in cash	$98,426	$15,347

Comparison of the Years Ended December 31, 2016 and 2015

        The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

        Net cash used in operating activities was $21.8 million during the year ended December 31, 2016 compared to $12.0 million during the year ended December 31, 2015. The increase in net cash used in operations was primarily due to an increase in our net loss of $14.9 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015 due to an increase in our operating expenses in connection with our lead program RA101495 and other research and development pipeline programs, offset in part by an increase in accrued expenses, accounts payable, deferred rent, deferred revenue and other non-current liabilities of $4.5 million and an increase in prepaid expenses and other assets of approximately $0.9 million.

        Net cash used in investing activities was $5.0 million for the year ended December 31, 2016 compared to $1.7 million during the year ended December 31, 2015. The increase in cash used in investing activities was primarily due to increased purchases of property and equipment related to the cost of new leasehold improvements in our new leased facility in Cambridge, Massachusetts.

        Net cash provided by financing activities was $125.2 million during the year ended December 31, 2016 compared to $29.0 million during the year ended December 31, 2015. The increase in cash provided by financing activities was due to net proceeds from our IPO of 95.7 million.

        The following table summarizes our sources and uses of cash for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,017)	$(7,551)
Investing activities	(1,664)	(825)
Financing activities	29,028	8,644

Net increase in cash	$15,347	$268

Comparison of the Years Ended December 31, 2015 and 2014

        Net cash used in operating activities was $12.0 million during the year ended December 31, 2015 compared to $7.6 million during the year ended December 31, 2014. The increase in net cash used in operations was primarily due to an increase in our net loss of $8.5 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014 due to an increase in our operating expenses in connection with our lead program RA101495 and other research and development pipeline programs.

        Net cash used in investing activities was $1.7 million during the year ended December 31, 2015 compared to $0.8 million during the year ended December 31, 2014. The increase in cash used in investing activities was primarily due to the security deposit for our new lease in Cambridge, Massachusetts.

        Net cash provided by financing activities was $29.0 million during the year ended December 31, 2015 compared to $8.6 million during the year ended December 31, 2014. The increase in cash provided by financing activities was attributable to net proceeds of $28.9 million related to the issuance of convertible notes and Series B-1 preferred stock during the year ended December 31, 2015.

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

        On October 31, 2016, we completed an IPO, in which we issued and sold 7,049,230 shares of our common stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $82.9 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.3 million. On November 29, 2016, we completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters' option in the IPO to purchase additional shares of common stock at the public offering price of $13.00 per share, resulting in additional net proceeds to us of $12.8 million after deducting discounts and commissions. We believe that our existing cash and cash equivalents as of December 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2018. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of RA101495 and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

        The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2016:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating Leases	$8,958	$1,228	$2,768	$2,925	$2,037

Total	$8,958	$1,228	$2,768	$2,925	$2,037

        We enter into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are not included in the table above as they provide for termination on notice, and therefore are cancelable contracts and do not include any minimum purchase commitments.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Recent Accounting Pronouncements

        Refer to Note 2, "Summary of Significant Accounting Policies," in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during 2016 that had a material effect on our financial statements.

JOBS Act

        The Jumpstart our Business Startups Act of 2012, or the JOBS Act, permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to "opt out" of this provision and will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. As of December 31 2016 and 2015, we had cash and cash equivalents of $117.8 million and $19.4 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

        We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that may at times exceed federally insured limits.

        We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2016, we had minimal or no liabilities denominated in foreign currencies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements together with the report of our independent registered public company accounting firm, required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those consolidated financial statements is found in on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2016, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

        We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code has been posted on the investor relations section of our website, which is located at www.rapharma.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   The following documents are filed as part of this report:

  (1)
  FINANCIAL STATEMENTS

    Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K, beginning on page F-1.

  (2)
  FINANCIAL STATEMENT SCHEDULES

    Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

        (b)   Exhibits.    The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

        None.

 RA PHARMACEUTICALS, INC.

Index to Consolidated Financial Statements

Pages
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-6
Notes to Consolidated Financial Statements	F-7

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ra Pharmaceuticals, Inc.
Cambridge, Massachusetts

        We have audited the accompanying consolidated balance sheets of Ra Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 6, 2017

RA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$117,812	$19,386
Prepaid expenses and other current assets	1,690	800

Total current assets	119,502	20,186
Property and equipment, net	5,537	2,143
Intangible assets, net	262	327
Goodwill	183	183
Restricted cash	1,334	1,463
Other non-current assets	—	40

Total assets	$126,818	$24,342

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,252	$1,319
Accrued expenses	3,182	1,274
Deferred rent	303	104
Deferred revenue	—	1,621
Preferred stock tranche rights	—	2,620

Total current liabilities	6,737	6,938

Non-current liabilities:
Deferred rent, net of current portion	2,800	610
Deferred tax liabilities	59	77
Deferred revenue, net of current portion	—	241

Total liabilities	9,596	7,866
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.001 par value, 0 and 34,440,565 shares authorized, issued, and outstanding at December 31, 2016 and 2015, respectively; aggregate liquidation preference of $0 and $27,613 at December 31, 2016 and 2015, respectively	—	27,311
Series B-1 redeemable convertible preferred stock, $0.001 par value, 0 and 31,564,630 shares authorized, issued, and outstanding at December 31, 2016 and 2015, respectively; aggregate liquidation preference of $0 and $29,250 at December 31, 2016 and 2015, respectively	—	26,364
Series B-2 redeemable convertible preferred stock, $0.001 par value, 0 and 29,362,542 shares authorized at December 31, 2016 and 2015, respectively; 0 shares issued and outstanding at December 31, 2016 and 2015; aggregate liquidation preference of $0 at December 31, 2016 and 2015	—	—
Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share; 5,000,000 shares and 0 shares authorized at December 31, 2016 and 2015, respectively; 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2016 and 2015, respectively; 22,546,165 and 536,690 shares issued and outstanding at December 31, 2016 and 2015, respectively	23	1
Additional paid-in capital	185,963	2,700
Accumulated deficit	(68,764)	(39,900)

Total stockholders' equity (deficit)	117,222	(37,199)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$126,818	$24,342

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$4,928	$4,094	$4,830
Operating expenses:
Research & development	27,928	15,217	10,016
General & administrative	5,024	2,233	1,924

Total operating expenses	32,952	17,450	11,940

Loss from operations	(28,024)	(13,356)	(7,110)
Other income (expense):
Interest income	109	—	—
Interest (expense) with related parties	—	(159)	—
Loss on debt extinguishment with related parties	—	(602)	—
Other (expense) income	(967)	155	1,607

Total other (expense) income, net	(858)	(606)	1,607

Loss from operations before benefit from income taxes	(28,882)	(13,962)	(5,503)

Benefit from income taxes	18	19	27

Net loss	$(28,864)	$(13,943)	$(5,476)

Reconciliation of net loss to net loss attributable to common shareholders:
Net loss	(28,864)	(13,943)	(5,476)
Gain on extinguishment of redeemable convertible preferred shares	—	1,673	—

Net loss attributable to common shareholders	$(28,864)	$(12,270)	$(5,476)

Net loss per share attributable to common stockholders—basic and diluted	$(6.98)	$(24.68)	$(12.46)

Weighted-average common shares used in net loss per share attributable to common stockholders—basic and diluted	4,135,331	497,073	439,597

See accompanying notes to these consolidated financial statements

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock
							Common Stock
											Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
								$0.001 Par Value	Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares

Balance at January 1, 2014	23,664,282	$16,923	—	$—	—	$—	414,184	$—	$142	$(20,481)	$(17)	$(20,356)
Sale of Series A Convertible Preferred Stock at $0.80176 per share, net of issuance costs of $9	10,776,283	12,061	—	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	88	—	—	88
Exercise of common stock options	—	—	—	—	—	—	59,570	—	13	—	—	13
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	17	17
Net loss	—	—	—	—	—	—	—	—	—	(5,476)	—	(5,476)

Balance at December 31, 2014	34,440,565	$28,984	—	$—	—	$—	473,754	$—	$243	$(25,957)	$—	$(25,714)
Sale of Series B-1 Convertible Preferred Stock at $0.92667 per share, net of $2,694 discount associated with preferred stock tranche rights, issuance costs of $193 and the conversion of convertible notes into Series B-1 Convertible Preferred Stock.	—	—	31,564,630	26,364	—	—	—	—	—		—	—
Extinguishment of Series A Convertible Preferred Stock	—	(1,673)	—	—	—	—	—	—	1,673	—	—	1,673
Issuance of common stock warrants	—	—	—	—	—	—	—	—	548	—	—	548
Exercise of common stock warrants	—	—	—	—	—	—	11,428	—	1	—	—	1
Stock based compensation expense	—	—	—	—	—	—	—	—	152	—	—	152
Exercise of common stock options	—	—	—	—	—	—	51,508	1	83	—	—	84
Net loss	—	—	—	—	—	—	—	—		(13,943)	—	(13,943)

Balance at December 31, 2015	34,440,565	$27,311	31,564,630	$26,364	—	$—	536,690	$1	$2,700	$(39,900)	$—	$(37,199)
Sale of Series B-2 Convertible Preferred Stock at $0.99617 per share, net of issuance costs of $22	—	—	—	—	29,362,452	32,808	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	1,026	—	—	1,026
Exercise of common stock options	—	—	—	—	—	—	57,354	—	109	—	—	109
Exercise of warrants	—	—	—	—	—	—	221,573	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(34,440,565)	(27,311)	(31,564,630)	(26,364)	(29,362,452)	(32,808)	13,623,933	14	86,469	—	—	86,483
Issuance of Common Stock from Initial Public Offering, net of underwriters discounts and issuance costs	—	—	—	—	—	—	8,106,615	8	95,659	—	—	95,667
Net loss	—	—	—	—	—	—	—	—	—	(28,864)	—	(28,864)

Balance at December 31, 2016	—	$—	—	$—	—	$—	22,546,165	$23	$185,963	$(68,764)	$—	$117,222

See accompanying notes to these consolidated financial statements

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(28,864)	$(13,943)	$(5,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,274	897	714
Accretion of discount and debt issuance costs of convertible notes with shareholders	—	50	—
Non-cash interest expense with shareholders	—	109	—
Loss on debt extinguishment with shareholders	—	602	—
Stock-based compensation	1,026	152	88
Change in fair value of preferred stock tranche rights	960	(74)	(1,635)
Change in fair value of derivative liability	—	(98)	—
Other non-cash operating activities	84	3	34
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(890)	(392)	(179)
Other non-current assets	40	(40)	—
Accounts payable and accrued expenses	4,018	1,102	525
Deferred rent and other non current liabilities	2,371	498	(93)
Deferred revenue	(1,862)	(883)	(1,529)

Net cash used in operating activities	(21,843)	(12,017)	(7,551)

Cash flows from investing activities:
Purchase of property and equipment	(5,105)	(331)	(834)
Proceeds from sale of property and equipment	9	1	9
Decrease (increase) in restricted cash	129	(1,334)	—

Net cash used in investing activities	(4,967)	(1,664)	(825)

Cash flows from financing activities:
Proceeds from common stock offering, net of underwriter discounts	98,009	—	—
Payment of common stock offering costs	(2,110)	—	—
Proceeds from issuance of preferred stock	29,250	24,142	8,640
Payment of preferred stock issuance costs	(22)	(193)	(9)
Proceeds from issuance of convertible notes with shareholders	—	5,000	—
Payment of debt issuance costs	—	(6)	—
Proceeds from exercise of common stock warrants	—	1	—
Proceeds from exercise of stock options	109	84	13

Net cash provided by financing activities	125,236	29,028	8,644

Net increase in cash and cash equivalents	98,426	15,347	268
Cash and cash equivalents, beginning of period	19,386	4,039	3,771

Cash and cash equivalents, end of period	$117,812	$19,386	$4,039

Supplemental disclosure of noncash investing and financing activity:
Conversion of redeemable convertible preferred stock into common stock	$86,483	$—	$—

Reclassification of Series B-2 tranche right liability to the balance of Series B-2 redeemable convertible preferred stock	$3,580	$—	$—

Conversion of convertible notes with shareholders into Series B-1 redeemable convertible preferred stock	$—	$5,109	$—

Gain on extinguishment of Series A redeemable convertible preferred stock redeemable convertible preferred stock	$—	$1,673	$—

Reclassification of Series A tranche right liability to the balance of Series A redeemable convertible preferred stock	$—	$—	$3,430

IPO costs incurred but unpaid at period end	$232	$—	$—

Changes in accounts payable and accrued expenses related to fixed asset additions	$127	$484	$—

See accompanying notes to these consolidated financial statements

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

        Ra Pharmaceuticals, Inc. (the "Company") is a clinical-stage biopharmaceutical company using its proprietary peptide chemistry platform to create novel therapeutics to treat life-threatening diseases that are caused by excessive or uncontrolled activation of the complement system, an essential component of the body's innate immune system. The Company's lead product candidate, RA101495, is being developed as a convenient self-administered subcutaneous, or SC, injection, which is an injection into the tissue under the skin for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, a rare, chronic, life-threatening, blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. The Company is also developing RA101495, administered SC, to treat other debilitating complement-mediated diseases such as myasthenia gravis, or MG, and lupus nephritis, or LN. The Company is also pursuing discovery and preclinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of ophthalmologic, renal and inflammatory diseases. In addition to its focus on developing novel therapeutics to treat complement-mediated diseases, the Company has a collaboration with Merck & Co., Inc., or Merck, for a non-complement cardiovascular target.

        The Company was incorporated in Delaware on June 27, 2008 and is located in Cambridge, Massachusetts. During 2011, the Company acquired Cosmix Verwaltungs GmbH ("Cosmix"), organized in Germany. The consolidated financial statements include the assets and liabilities and operating results of the Company and its wholly-owned subsidiary, Cosmix. In January 2016, the Company formed a wholly-owned subsidiary organized in the United Kingdom ("UK"), Ra Europe Limited for the purpose of conducting clinical trials in Europe and the UK. Since inception, the Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital.

        The Company is subject to risks common to other life science companies in the development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization efforts.

        Since inception, the Company has incurred net losses and negative cash flows from operations, and has an accumulated deficit of $68.8 million and $39.9 million as of December 31, 2016 and 2015, respectively. The Company has financed its operations to date through the public offering and the private placement of its securities and funding from its collaboration and license agreement (the "Merck Agreement") with Merck.

2. Summary of Significant Accounting Policies

  Initial Public Offering

        On October 31, 2016, the Company completed an initial public offering ("IPO"), in which the Company issued and sold 7,049,230 shares of common stock ("Common Stock") at a public offering price of $13.00 per share, resulting in net proceeds of $82.9 million after deducting $6.4 million of

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

underwriting discounts and commissions and offering costs of $2.3 million. On November 29, 2016, the Company completed the sale of an additional 1,057,385 shares of Common Stock to the underwriters under the underwriters' option in the IPO to purchase additional shares of Common Stock at the public offering price of $13.00 per share, resulting in net proceeds of $12.8 million after deducting underwriting discounts and commissions of $1.0 million. The shares began trading on the NASDAQ Global Market on October 26, 2016. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 13,623,933 shares of Common Stock at the applicable conversion ratio then in effect and the outstanding warrants to purchase 222,775 shares of Common Stock net exercised, in accordance with their terms, into 221,573 shares of Common Stock.

  Reverse Stock Split

        On October 14, 2016, the Company effected a one-for-seven reverse stock split of the Company's Common Stock. The par value and authorized shares of Common Stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All share and per share amounts within the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.

  Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company's management evaluates its estimates related to, but not limited to, estimates related to convertible notes ("Convertible Notes"), bifurcated features embedded in the Convertible Notes, preferred stock tranche rights, stock-based compensation expense, clinical and pre-clinical trial accruals, and reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

        The Company utilizes significant estimates and assumptions in determining the fair value of its Common Stock. The Company utilized various valuation methodologies in accordance with the framework of the 2004 and 2013 American Institute of Certified Public Accountants Technical Practice Aids, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its Common Stock prior to its IPO. Each valuation methodology includes estimates and assumptions that require the Company's judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company's Common Stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company. Significant

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

changes to the key assumptions used in the valuations could result in different fair values of Common Stock at each valuation date and materially affect the financial statements.

        All intercompany accounts and transactions with consolidated subsidiaries have been eliminated in the periods presented.

  Segment Information

        Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates and manages its business in one operating segment, which is the business of developing peptide-based drugs for a variety of therapeutic uses.

  Foreign Currency Remeasurement

        The functional currency of the Company's wholly-owned subsidiaries, Cosmix, (based in Germany) and Ra Europe Limited (based in the UK), is the United States Dollar. Accordingly, historical exchange rates are used to remeasure nonmonetary assets and liabilities and current exchange rates are used to remeasure monetary assets and liabilities at each reporting date. For transactions not denominated in the United States Dollar, costs and expenses are recorded at exchange rates that approximate the rates in effect on the transaction date. Transaction gains and losses generated from the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary are included in "other income (expense)" in the consolidated statements of operations.

  Cash Equivalents

        Cash equivalents consist primarily of money market funds and are reported at fair value. The Company considers all highly liquid investment instruments with a maturity when purchased of three months or less to be cash equivalents.

  Fair Value

        The Company's financial instruments consist of cash equivalents, billed and unbilled accounts receivable, accounts payable, accrued expenses, Preferred Stock Tranche Rights, Convertible Notes and features embedded in the Convertible Notes (Note 7). The carrying amount of billed and unbilled accounts receivable, accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term duration of these instruments.

        The Company is required to disclose information regarding all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures ("ASC 820"), established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company's assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available in the circumstances.

        The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

  •
  Level 1—Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

        Financial instruments measured at fair value on a recurring basis include cash equivalents, Preferred Stock Tranche Rights and bifurcated features embedded in the Convertible Notes (Note 7). The fair value of Preferred Stock Tranche Rights and bifurcated features embedded in the Convertible Notes were determined based on Level 3 inputs as described in Note 3 and Note 7. An entity may elect to measure many financial instruments and certain other items at fair value at specified election dates. The Company did not elect to measure any additional financial instruments or other items at fair value.

        There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2016 and 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2016 and 2015.

  Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of money market funds. The Company places these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts, and does not believe it is exposed to any significant credit risk on these funds.

        During the years ended December 31, 2016 and 2015, the Company had one counterparty account for all of the Company's revenue and billed and unbilled receivables.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Accounts Receivable

        Accounts receivable as of December 31, 2015 represent amounts due from Merck under the terms of the Merck Agreement (Note 11). There were no accounts receivable outstanding as of December 31, 2016.

  Prepaid Expenses

        Prepaid expenses are valued at cost, and written down to net realizable value, when applicable.

  Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation. Major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations as incurred. Depreciation is recorded using the straight line method over the estimated useful lives of the respective assets, which are as follows:

Asset	Estimated useful life
Computer equipment and software	3 years
Furniture, fixtures, and other	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or term of lease

  Deferred Financing Costs

        Deferred financing costs related to the issuance of Convertible Notes were amortized over the life of the related debt using the effective interest method. Unamortized deferred financing costs of $6,000 were recorded as a component of the loss upon extinguishment in the consolidated statement of operations when the Convertible Notes were settled in connection with the issuance of the Series B-1 Redeemable Convertible Preferred Stock ("Series B-1 Preferred Stock") in July 2015.

  Impairment of Long-lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows the assets are expected to generate and recognize an impairment loss equal to the excess of the carrying value over the fair value of the related asset. For the years ended December 31, 2016, 2015 and 2014, no impairments have been recorded.

  Goodwill and Other Intangible Assets

        Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at least annually or more frequently when

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

events or circumstances occur that indicate that it is more likely than not that an impairment has occurred.

        In February 2011, the Company recorded goodwill of $0.2 million upon the acquisition of Cosmix. The Company's annual impairment testing date is December 31. The Company performed an assessment of the impairment of goodwill as of December 31, 2016 and 2015. In accordance with FASB ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount which includes goodwill. There has been no impairment of goodwill for any periods presented.

        Other intangible assets acquired in a business combination were recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Intangible assets with definite lives are amortized over the estimated useful lives and are tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. There has been no impairment of other intangible assets for any periods presented.

  Operating Leases

        The Company leases office facilities under various non-cancelable operating lease agreements. Certain lease agreements contain free or escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease with the difference between the expense and the payments recorded as deferred rent on the consolidated balance sheets. Any reimbursements by the landlord for tenant improvements are considered lease incentives, the balance of which is recorded as a lease incentive obligation within deferred rent on the consolidated balance sheets, and amortized over the life of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

  Derivative Instruments

        Upon issuing financial instruments, the Company assesses whether the economic characteristics of embedded derivatives are clearly and closely related to the economic characteristics of the remaining component of the financial instruments (i.e., the host contracts) and whether a separate, non-embedded instrument with the same terms as the embedded instruments would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value with any changes in fair value recorded in current period earnings. In connection with the issuance of the Convertible Notes in April 2015, the Company identified certain embedded features which required separation under

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). See Note 7 for further discussion of these features embedded in the Convertible Notes.

  Revenue Recognition

        In general, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company's price to the customer is fixed or determinable and collectability is reasonably assured.

        In April 2013, the Company has entered into a collaboration and license agreement with Merck (Note 11), the Merck Agreement, to use its proprietary drug discovery technology platform to identify certain compounds/drug candidates for targets nominated by Merck. The terms of this agreement contain multiple elements, including licenses and research and development services. Payments to the Company under these agreements include nonrefundable license fees, payments for research activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

        In order to account for this agreement, the Company identifies the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting based on whether certain criteria are met, including whether the delivered element has stand-alone value to the counterparty. The consideration received is then allocated among the separate units of accounting based on each unit's relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has stand-alone value.

        Arrangement consideration allocated to license deliverables that represent separate units of accounting are recognized as revenue at the outset of the agreement assuming the general criteria for revenue recognition noted above have been met. Arrangement consideration allocated to license deliverables that do not represent separate units of accounting are deferred. Arrangement consideration allocated to research and development services that represent separate units of accounting are recognized as the services are performed, assuming the general criteria for revenue recognition noted above have been met. The Company has determined that its research and developments services deliverables and license deliverables, as applicable, represent a single unit of accounting.

        The Merck Agreement includes contingent milestone payments related to specified pre-clinical and clinical development milestones and regulatory and commercialization/sales milestones. The Company generally considers non-refundable development, regulatory and commercialization/sales milestones that the Company expects to be achieved as a result of the Company's efforts during the period of the Company's performance obligations under the license and research agreements to be substantive and recognizes them as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. If such milestones are considered not to be substantive because the Company does not contribute effort to their achievement, the Company initially defers those milestone payments, allocates them to the units of accounting and recognizes them as revenue over the remaining term of those performance obligations. If no such performance obligation exists, milestone payments that are considered not to be substantive are generally recognized as revenue upon achievement, assuming all other revenue recognition criteria are met.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company's license agreement includes a provision for the reimbursement of certain out-of-pocket expenses incurred in the performance of research and development services. The Company classifies reimbursements received for out-of-pocket expenses as revenue.

        Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the consolidated balance sheets.

  Research and Development Costs

        Costs incurred in the research and development of the Company's products are expensed to operations as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including salaries and benefits, facilities cost, overhead costs, contract services including services provided by contract research organizations, and other outside costs.

        Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. If expectations change such that the Company does not expect it will need the goods to be delivered or the services to be rendered, capitalized non-refundable advance payments would be charged to expense.

        The Company bases its expense accruals related to research and development activities on estimates of the services received and efforts expended pursuant to the terms of its contractual arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on trial milestones. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or prepaid expense accordingly.

  Stock-Based Compensation

        The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the statements of operations based on their grant date fair values. For stock-based awards granted to employees, the Company allocates stock-based compensation expense on a straight-line basis based on the grant date fair value over the associated service period. Stock-based compensation is classified in the accompanying consolidated statements of operations in the department where the related services are provided. Stock-based awards to non-employees are recorded at their fair values, and are revalued at the end of each reporting period until the stock-based awards vest. Stock-based compensation expense related to non-employee stock-based awards is recognized over the related service period using an accelerated recognition model in accordance with the provisions of ASC 718 and FASB ASC Topic 505, Equity ("ASC 505").

        The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends and

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

(e) the estimated fair value of its Common Stock on the measurement date. Due to the lack of a public market for the trading of its Common Stock prior to the IPO and a lack of Company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock based awards. The Company computes historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the "simplified" method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for nonemployee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future. Refer to Note 2, "Basis of Presentation and Use of Estimates," for a discussion of the Company's estimated fair value of its Common Stock.

        The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate forfeitures and records stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company's estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. Stock-based compensation expense associated with performance-based stock options is recognized if the achievement of the performance condition is considered probable using management's best estimates. See Note 12 for further details.

  Income Taxes

        Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company records deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, the Company does not have any material uncertain tax positions. The Company's practice is to recognize interest and/or penalties related to uncertain tax positions in income tax expense. See Note 15 for further details.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Tax Incentives

        The Company recognizes tax incentives when there is reasonable assurance that the Company will comply with the conditions attached to the tax incentive agreement and the tax incentive will be received. The Company evaluates the conditions of each individual tax incentive as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the conditions of each tax incentive agreement and that it is expected that the tax incentive will be received as a result of meeting the necessary conditions. When tax incentives are related to reimbursements for cost of revenues or operating expenses, the tax incentives are recognized as a reduction of the related expense in the consolidated statements of operations when the related expense has been incurred.

        The Company records tax incentive receivables in the consolidated balance sheets in prepaid expenses and other current assets or long-term tax incentive receivable, depending on when the amounts are expected to be received from the funding agency.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for all periods presented.

  Net Loss Per Share Attributable to Common Stockholders

        Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration for Common Stock equivalents. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the "two class method"). The Company's redeemable convertible preferred stock participates in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Diluted net loss per share attributable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of Common Stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share attributable to common stockholders' calculation, Preferred Stock, stock options, warrants and the Convertible Notes are considered to be Common Stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

  Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing revenue recognition guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In April 2016, the FASB issued ASU 2016-10, Revenue From Contracts With Customers: Identifying Performance Obligations and Licensing ("ASU 2016-10"), which addresses certain implementation issues and clarifies certain core revenue recognition principles of ASU 2014-09. In July 2015, the FASB voted to delay the effective date of this standard such that ASU 2014-09, as amended by ASU 2016-10, will be effective for the Company for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. The Company is evaluating the impact that the adoption of these ASUs will have on its consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for the annual reporting period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. ASU 2014-15 did not have a significant impact on the Company's financial statements. The new guidance was effective for the Company on January 1, 2016 for the annual period.

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. Under this authoritative guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The new guidance was effective for the Company beginning January 1, 2016. Early adoption was permitted. ASU 2015-03 did not have a significant impact on the Company's financial statements.

        In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which changes the classification of deferred taxes in financial statements. This update requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of each jurisdiction of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in ASU 2015-17 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect ASU 2015-17 to have a significant impact on its financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which changes the presentation of assets and liabilities relating to leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and for interim periods therein. The Company has not yet assessed the impact of this new standard on its financial statements.

        In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718) ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

        In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash—a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"), which provides clarification regarding how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This update is effective for fiscal year beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the potential impact ASU 2016-18 may have on its financial position.

        In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), that simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test under ASC 350. The amendments in the ASU are effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact ASU 2017-04 may have on its financial position.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements

        Below is a summary of assets and liabilities measured at fair value as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash equivalents—money market funds	$117,708	$—	$—	$117,708

Total	$117,708	$—	$—	$117,708

	As of December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets
Cash equivalents—money market funds	$19,049	$—	$—	$19,049

Total	$19,049	$—	$—	$19,049

Financial Liabilities
Preferred stock tranche rights	$—	$—	$2,620	$2,620

Total	$—	$—	$2,620	$2,620

        The Company's cash equivalents consist principally of money market funds. Cash equivalents are stated at fair value and consist of Level 1 financial instruments in the fair value hierarchy.

        Preferred Stock Tranche Rights are stated at fair value and are considered Level 3 inputs because their fair value measurement is based, in part, on significant inputs not observed in the market. The Company determined the fair value of Preferred Stock Tranche Rights as described in Note 9.

4. Property and Equipment, net

        Property and equipment, net, consists of the following (in thousands):

	As of December 31,
	2016	2015
Computer equipment and software	$—	$71
Furniture, fixtures, and other	365	62
Laboratory equipment	3,642	2,941
Construction in progress	—	535
Leasehold improvements	3,732	793

	7,739	4,402
Accumulated depreciation	(2,202)	(2,259)

Property and equipment, net	$5,537	$2,143

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment, net (Continued)

        Depreciation expense was $1.2 million, $0.8 million and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

5. Goodwill and Other Intangible Assets

        In February 2011, the Company recorded goodwill of $0.2 million upon the acquisition of Cosmix and its wholly-owned subsidiaries. Goodwill was $0.2 million as of December 31, 2016 and 2015. There were no impairments recorded against goodwill in the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, the Company had one reporting unit consisting of Ra Pharmaceuticals, Inc., Cosmix Verwaltungs GmbH and Ra Europe Limited. Based upon relevant qualitative considerations, the Company concluded that it was not more likely than not that the fair value of the Ra Pharmaceuticals, Inc., Cosmix Verwaltungs GmbH and Ra Europe Limited reporting unit was less than its carrying amount, including goodwill. Accordingly, the Company did not perform the two-step goodwill impairment test as of December 31, 2016 and 2015.

        Intangible assets of $0.7 million arising from the acquisition of Cosmix in February 2011 are amortized and recorded as a component of research and development expense in the accompanying consolidated statements of operations on a straight-line basis over an estimated useful life of approximately nine years for acquired intellectual property. Intangible assets were $0.3 million as of December 31, 2016 and 2015. Amortization expense for each of the years ended December 31, 2016, 2015 and 2014 was $0.1 million.

        Estimated future amortization expense for intangible assets recorded by the Company as of December 31, 2016 is as follows (in thousands):

Years ending December 31,	Amortization Expense
2017	$66
2018	66
2019	66
2020	64

Total amortization expense	$262

6. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	As of December 31,
	2016	2015
Payroll and employee-related costs	$1,451	$60
Research and development costs	1,326	545
Consulting costs	63	122
Professional fees	289	62
Other	53	485

Total	$3,182	$1,274

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Convertible Notes

        On April 1, 2015, the Company entered into a Convertible Note Purchase Agreement (the "Note Agreement") with the holders of its existing Series A Preferred Stock. Upon entering the Note Agreement, the Company issued Convertible Notes and warrants to purchase 221,521 shares of the Company's common shares. In connection with the issuance, the Company received gross proceeds of $5.0 million and incurred issuance costs of $6,000. The Convertible Notes bore interest at a rate of 8% per annum and were payable in full at the earliest of March 2018 ("Maturity Date"), an event of default as defined in the Note Agreement, or the sale of the Company. As discussed in more detail below, the notes and accrued interest thereon converted into shares of Series B-1 Preferred Stock on July 10, 2015.

        The Convertible Notes included certain features resulting in automatic conversion or possible early redemption. In the event the Company sold or issued shares ("Equity Securities") resulting in cash proceeds to the Company of no less than $5 million ("Qualified Financing"), the Convertible Notes would automatically convert into the Equity Securities at a conversion price equal to the price per share paid by the investors purchasing the Equity Securities. In the event of the Company undergoing a change in control prior to the Maturity Date, the Convertible Notes would automatically convert into the right to receive 3 times the outstanding principal, plus accrued interest. Lastly, the Convertible Notes included a put feature, at the option of the holders, whereby upon an event of default, repayment of the Convertible Notes could be accelerated in the amount of outstanding principal, plus accrued interest. Each of these three features were embedded derivatives that required bifurcation and accounting as liabilities to be measured at fair value at each reporting date.

        The embedded features requiring separate accounting were combined and valued upon issuance using a single income valuation approach. The Company estimated the fair value of the combined embedded derivative identified above using a "with and without" income valuation approach. Under this approach, the Company estimated the present value of the fixed interest rate debt based on the fair value of similar debt instruments excluding the embedded features. This amount was then compared to the fair value of the debt instrument including the embedded features using a probability weighted approach by assigning each embedded derivative feature a probability of occurrence, with consideration provided for the settlement amount including conversion terms, prepayment penalties, the expected life of the liability and the applicable discount rate.

        The Company recorded approximately $0.1 million as the fair value of the combined embedded derivative liability on April 1, 2015, resulting in a debt discount. The debt discount was being amortized as interest expense over the life of the Convertible Notes under the effective interest method prior to conversion. Changes in the estimated fair value of the embedded features were recorded as a component of other income (expense) in the consolidated statement of operations.

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

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Convertible Notes (Continued)

        On July 10, 2015, the Company received gross proceeds of approximately $24.1 million from the issuance of Series B-1 Preferred Stock to new and existing investors at a price per share of $0.92667. This transaction was a Qualified Financing and resulted in the automatic conversion of the notes into 5,512,743 shares of Series B-1 Preferred Stock at a conversion price of $0.92667 per share. Upon conversion, the Company recorded the difference between the fair value of the Series B-1 Preferred Stock issued and the carrying value of the Convertible Notes plus accrued interest as a $0.6 million loss on debt extinguishment in its consolidated statement of operations.

        The warrants issued in connection with the Convertible Notes may be exercised at any time for shares of Common Stock at an exercise price of $0.07 per share. The warrants were scheduled to expire in March 2022. The Company estimated the fair value of these warrants as of the issuance date using a Black-Scholes option pricing model with the following assumptions:

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

8. Commitments and Contingencies

  Significant contracts and agreements

        In July 2009, the Company entered into an option agreement to acquire a license with an individual. The Company paid the individual $40,000 in cash upon signing the agreement. In July 2010, the Company extended the option agreement and paid the individual $30,000 in cash. In December 2010, the Company exercised its option and entered into an exclusive license agreement with the individual. The amount due upon signing of the exclusive license agreement was $0.2 million. After receiving credit for the previous option payments, the Company paid $0.1 million in connection with this license and is required to pay annual license payments of $15,000 per year until the expiration or abandonment of all related issued patents and pending patent applications. The Company is also obligated to pay royalties of 0.25% on net sales of licensed products sold or transferred by the Company. The Company paid annual license payments of $15,000 during the years ended December 31, 2016 and 2015 under the terms of the exclusive license agreement.

        In April 2013, the Company entered into a multi-target collaboration and license agreement with Merck. Under the Merck Agreement, the Company will use its proprietary drug discovery technology platform to identify certain orally available cyclic peptides candidates for targets nominated by Merck. In addition, the Company will provide specific research and development services. See Note 11 for further details.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

  Lease commitments

        In September 2010, the Company entered into a lease for approximately 6,500 square feet of research and development laboratories and general office space in One Kendall Square, Cambridge, Massachusetts. In September 2012, the Company amended the original lease to provide for additional space of approximately 4,000 square feet in the same facility. The Company's lease expired on April 30, 2016.

        In September 2015, the Company entered into a new lease for approximately 27,000 square feet of research and development laboratories and general office space in 87 Cambridge Park Drive, Cambridge, Massachusetts. The lease commenced in September 2015 and expires in April 2023. The Company moved its operations to the space in April 2016.

        In connection with the new lease, the Company recorded a lease incentive obligation for reimbursable costs under a tenant improvement allowance provided by the landlord. As of December 31, 2016 and 2015, the Company has recorded a lease incentive obligation of $2.7 million and $0.4 million in deferred rent in the consolidated balance sheet.

        The Company has accounted for all facility leases as operating leases. Rent expense was $1.1 million, $0.6 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        Future minimum commitments due under these non-cancelable operating lease agreements as of December 31, 2016 are as follows (in thousands):

Years ending December 31,	Operating Leases
2017	$1,228
2018	1,365
2019	1,403
2020	1,442
2021	1,483
Thereafter	2,037

Total minimum lease payments	$8,958

  Restricted cash

        As of December 31, 2016 and 2015, the Company had restricted cash of $1.3 million and $1.5 million, respectively. During the year ended December 31, 2016, restricted cash decreased pursuant to the return of $0.1 million letter of credit for the Company's facility lease at One Kendall Square that expired during the period. During the year ended December 31, 2015, restricted cash increased pursuant to a letter of credit of $1.4 million for the Company's facility lease at 87 Cambridge Park Drive in Cambridge, Massachusetts. Letters of credit are secured by cash equivalents held in a money market fund.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

  Litigation

        The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

9. Redeemable Convertible Preferred Stock

        Upon the closing of the Company's IPO on October 31, 2016, all of the outstanding shares of convertible preferred stock automatically converted into 13,623,933 shares of Common Stock at the applicable conversion ratio then in effect. As of December 31, 2016, the Company has 0 shares of Preferred Stock authorized for issuance with none issued or outstanding.

  Series A Preferred Stock

        In February 2010, the Company issued 12,887,999 shares of Series A Preferred Stock pursuant to the Series A Preferred Stock agreement at a price of $0.80176 per share, for gross proceeds of $9.7 million, and the conversion of the principal and accrued interest totaling $0.6 million related to convertible notes and incurred issuance costs of $0.2 million, (the "First Tranche"). Additionally, in accordance with the terms of the Series A Preferred Stock agreement, investors were granted the right to purchase up to an additional 21,552,566 shares of the Company's Series A Preferred Stock at a price of $0.80176, in two subsequent closings (the "Second Tranche" and "Third Tranche," respectively), upon the Company meeting certain milestone criteria by approval of the Board of Directors and approval of investors holding a majority of the Series A Preferred Stock (the "Series A Preferred Stock Tranche Rights").

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

        As of December 31, 2016 and 2015, the total authorized, outstanding and issued Series A Preferred Stock of the Company was 0 and 34,440,565 shares, respectively. In October 2016, upon the closing of the Company's IPO, all outstanding shares of Series A Preferred Stock converted into 4,920,074 shares of the Company's Common Stock.

  Series A Preferred Stock Tranche Rights

        The Company determined the right of the investors to purchase shares of Series A Preferred Stock in two future tranches met the definition of a freestanding financial instrument and was recognized as a liability at fair value upon the initial issuance of the First Tranche of Series A Preferred Stock in February 2010. The Company adjusted the carrying value of the Series A Preferred Stock Tranche Rights liability to its estimated fair value at each subsequent reporting date and immediately prior to the issuance of the Second and Third Tranche of Series A Preferred Stock through charges to other income (expense) in the consolidated statement of operations. Upon the closing of each tranche, the

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Redeemable Convertible Preferred Stock (Continued)

marked-to-market fair value of the liability was included in the carrying value of Series A Preferred Stock issued.

        Immediately prior to the issuance of the Third Tranche of Series A Preferred Stock in March 2014, the Company adjusted the carrying value of the liability to its estimated fair value of $3.4 million and recorded the adjustment of $1.6 million within other income on the consolidated statements of operations. The fair value of the Third Tranche obligation was determined using the fair value of the Series A Preferred Stock under the guideline public company option-pricing method on the date of the issuance.

  Series B Preferred Stock

        In July 2015, the Company issued 31,564,630 shares of Series B-1 Preferred Stock pursuant to the Series B Preferred Stock agreement at a price of $0.92667 per share for gross proceeds of $24.1 million and the conversion of the principal and accrued interest totaling $5.1 million related to the April 2015 Convertible Notes (Note 7) and incurred issuance costs of $0.2 million (the "Series B-1 Closing").

        Additionally, in accordance with the terms of the Series B Preferred Stock agreement, investors were granted the right to purchase up to an additional 29,362,452 shares of the Company's Series B-2 Preferred Stock ("Series B-2 Preferred Stock") at a price of $0.99617 (the "Series B-2 Preferred Stock Tranche Rights"), in any number of subsequent closings upon the request of each investor (the "Subsequent Closings") or in a mandatory closing upon the Company meeting certain milestone criteria by approval of the Board of Directors and certain investors (the "Mandatory Closing"). Upon consummation of a Mandatory Closing, if an investor fails to purchase the full amount of Series B-2 Preferred Stock allocated to the investor in the Series B Preferred Stock agreement at the Mandatory Closing, then all shares of Series A Preferred Stock and Series B Preferred Stock held by such investor will automatically be converted into shares of Common Stock of the Company initially on a one for one basis. In June 2016, the Board of Directors and required certain investors waived the milestone criteria and triggered the Mandatory Closing of the Series B-2 Preferred Stock.

        In June 2016, the Company issued 29,362,452 shares of Series B-2 Preferred Stock pursuant to the Series B Preferred Stock Agreement at a price of $0.99617 per share, for gross proceeds of $29.2 million and incurred issuance costs of $22,000 ("the Series B-2 Closing").

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

        As of December 31, 2016 and 2015, the total authorized, outstanding and issued Series B-1 Preferred Stock of the Company was 0 and 31,564,630 shares. As of December 31, 2016 and 2015, the total authorized Series B-2 Preferred Stock of the Company was 0 and 29,362,452 shares, respectively, and no shares were outstanding and issued. In October 2016, upon the closing of the Company's IPO, all outstanding shares of Series B-1 and B-2 Preferred Stock converted into 8,703,859 shares of the Company's Common Stock.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Redeemable Convertible Preferred Stock (Continued)

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

        As of June 14, 2016, December 31, 2015 and July 10, 2015, the Series B-2 Preferred Stock Tranche Rights liability had a fair value of $3.6 million, $2.6 million and $2.7 million, respectively. The fair value of the Series B-2 Preferred Stock Tranche Rights liability was determined using the probability-weighted present value of the benefit of the investment with the following assumptions:

	As of June 14, 2016	As of December 31, 2015	As of July 10, 2015
Probability of Series B-2 Preferred Stock closing	100%	80%	85%
Expected years until Series B-2 Preferred Stock closing	—	0.5	0.7
Discount rate	0%	19%	18%
Risk-free interest rate	0.0%	2.7%	2.9%
Expected dividend yield	0%	0%	0%

        The Company adjusted the carrying value of the Series B-2 Preferred Stock Tranche Rights liability to its estimated fair value at each reporting date subsequent to issuance and immediately prior to the issuance of the Series B-2 Preferred Stock on June 14, 2016 through charges to other (expense) income in the consolidated statement of operations. During the years ended December 31, 2016 and 2015, the Company recognized total other expense of $1.0 million and total other income of $0.1 million respectively, related to changes in the fair value of the Series B-2 Preferred Stock Tranche Rights.

        The change in the carrying value of the Series A Preferred Stock Tranche Rights liability and the Series B-2 Preferred Stock Tranche Rights liability (collectively, the "Preferred Stock Tranche Rights") on the consolidated balance sheets during the years ended December 31, 2016 and 2015 was as follows:

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

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders Equity

  Preferred Stock

        The Company has authorized 5,000,000 shares of Preferred Stock which the Board of Directors is authorized to designate and issue in different series.

  Common Stock

        The Company was authorized to issue up to 150,000,000 shares of Common Stock with a $0.001 par value per share as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company had 22,546,165 and 536,690 shares, respectively, of Common Stock issued and outstanding.

        The Common Stock has the following characteristics:

  Voting

        The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders and written action in lieu of meetings; there is no cumulative voting.

  Dividends

        The holders of shares of Common Stock are entitled to receive dividends, if and when declared by the Board of Directors. Cash dividends may not be declared or paid to holders of shares of Common Stock until paid on each series of outstanding Preferred Stock in accordance with their respective terms. As of December 31, 2016 and 2015, no dividends have been declared or paid since the Company's inception.

  Liquidation

        After payment to the holders of shares of Preferred Stock of their liquidation preferences, the holders of the Common Stock are entitled to share ratably in the Company's assets available for distribution to stockholders, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event.

        As of December 31, 2015, the Company had warrants to purchase 222,775 shares of Common Stock issued and outstanding. In October 2016, upon the closing of the IPO, all of the outstanding warrants to purchase 222,775 shares of Common Stock net exercised, in accordance with their terms, into 221,573 shares of Common Stock.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders Equity (Continued)

Reserve for future issuance

        The Company has reserved for future issuances the following number of shares of Common Stock:

	As of December 31,
	2016	2015
Conversion of Series A Preferred Stock	—	4,920,074
Conversion of Series B-1 Preferred Stock	—	4,509,228
Conversion of Series B-2 Preferred Stock	—	—
Stock-based compensation awards	3,496,603	1,513,727
Warrants to purchase Common Stock	—	222,775

Total	3,496,603	11,165,804

11. Revenue Recognition

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

        At the signing of the Merck Agreement, Merck made an upfront non-refundable, technology license fee of $4.5 million to the Company. In addition, during the research term, which ended in April 2016, the Merck Agreement provided for reimbursement of research and development services provided by the Company in accordance with pre-specified limits for the number of the Company's full-time equivalent employees ("FTEs") working under the Merck Agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular target, for which the Company had received $3.5 million in preclinical milestone payments as of December 31, 2016.

        The Company has identified two deliverables in connection with the Merck Agreement: (1) rights to access the Company's technology platform for each program target, and (2) the research & development services provided during the research term. The Company has determined that none of the deliverables have standalone value. Since the separability criteria have not been met for any of the deliverables, the deliverables are being accounted for as a single combined unit of accounting at the outset of the arrangement.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Revenue Recognition (Continued)

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

        The Company has determined that the $3.5 million in milestone payments received through December 31, 2016 were substantive in nature as they were commensurate with the enhancement of value under the Merck Agreement and because the Company concluded at the start of the collaboration that there was no certainty that these milestones would be successful. Accordingly, the Company has accounted for these milestone payments under the milestone method. The Company is entitled to receive future aggregate milestone payments of up to $61.5 million for the non-complement cardiovascular target selected, consisting of remaining preclinical and clinical milestones of $16.5 million, regulatory milestones of $19.0 million, and commercial milestones of $26.0 million, and low-to-mid single digit percentage royalties on future sales, if any. Following the end of the research term, any future milestone payments will be recognized as revenue upon achievement as no further performance obligations exist for the Company under the Merck Agreement.

        The Company recognized revenue of $4.2 million, $1.0 million and $1.3 million during the years ended December 31, 2016, 2015 and 2014, respectively, related to upfront, non-refundable payments. The Company recognized revenue of $0.7 million $2.8 million and $3.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, related to research and development services performed under the agreement. In addition, the Company also recognized approximately $0.1 million, $0.2 million and $0.4 million during the years ended December 31, 2016, 2015 and 2014, respectively, in revenue related to reimbursable expenses under the terms of the Merck Agreement.

        As of December 31, 2016 and 2015, the Company had $0 and $1.9 million, respectively, of deferred revenue, and, $0 and $6,000, respectively, of billed and unbilled accounts receivable pursuant to the agreement with Merck.

12. Stock Incentive Plans

        In February 2010, the Company adopted the 2010 Stock Incentive Plan (the "2010 Plan") under which it was able to grant incentive, non-qualified stock options and restricted stock grants to employees, consultants, advisors, and directors, as determined by the Board of Directors. Stock options and restricted stock granted under the Plan vest over periods as determined by the Board of Directors, which generally are equal to four years. The options generally expire ten years from the date of grant. The Company had reserved 2,495,607 shares of Common Stock under the 2010 Plan, prior to the establishment of the 2016 Stock Award and Incentive Plan (the "2016 Plan"), as described below. As of December 31, 2016, options to purchase 2,095,494 shares of common stock were outstanding under the 2010 Plan.

        In October 2016, the Company's Board of Directors and stockholders approved, effective upon the closing of the Company's IPO, the 2016 Plan and the termination of the 2010 Plan with respect to the future issuance of awards under the 2010 Plan. Upon the closing IPO, there were 101,109 shares available for future issuance under the 2010 Plan that were added to the shares available for future issuance under the 2016 Plan.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Incentive Plans (Continued)

        A total of 1,401,109 shares of Common Stock were reserved for issuance under the 2016 Plan, which includes 1,300,000 shares initially reserved plus the 101,109 shares available for future issuance under the 2010 Plan. In addition, the number of shares of Common Stock that may be issued under the 2016 Plan will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2026, by a number of shares equal to the lesser of (i) 2,000,000 shares of Common Stock, (ii) 4% of the Company's shares of Common Stock outstanding on the immediately preceding December 31 or (iii) an amount determined by the administrator of the 2016 Plan appointed by the Company's Board of Directors. On January 1, 2017, the number of shares issuable under the 2016 Plan increased by 901,847 shares.

        The 2016 Plan provides for the grant of incentive, non-qualified stock options and restricted stock grants to employees, consultants, advisors, and directors, as determined by the Board of Directors. During the year ended December 31, 2016, the Company granted to employees stock options to purchase 72,856 shares of Common Stock. As of December 31, 2016, the Company has 1,328,253 shares available for future issuance under the 2016 Plan. Shares of Common Stock issued upon exercise of stock options are generally issued from new shares of the Company. The 2016 Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the Common Stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company, and not less than 110% for participants who own more than 10% of the Company's voting power. Options and restricted stock granted under the 2016 Plan vest over periods as determined by the Board of Directors, which generally are equal to four years. Options generally expire ten years from the date of grant.

        Total stock-based compensation expense recorded in research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$361	$58	$58
General and administrative	665	94	30

Total	$1,026	$152	$88

        As of December 31, 2016 and 2015, the total unrecognized compensation expense related to non-vested, employee and non-employee director stock options, net of related forfeiture estimates, was $5.1 million and $1.2 million, respectively. As of December 31, 2016 and 2015, the total unrecognized compensation cost related to non-vested, non-employee stock options, net of related forfeiture estimates, was $0.1 million and $0, respectively. The Company expects to recognize its remaining unrecognized stock-based compensation expense over a weighted-average period of approximately three years. The weighted-average grant date fair value per share for awards granted was $3.74, $1.89 and $1.96 during the years ended December 31, 2016, 2015 and 2014, respectively.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Incentive Plans (Continued)

        The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions for the year ended December 31, 2016, 2015 and 2014 as follows:

Year Ended December 31,
	2016	2015	2014
Risk free interest rate	1.23% - 1.59%	1.76% - 1.86%	1.76% - 1.88%
Expected dividend yield	—	—	—
Expected term (in years)	5.6 - 6.4	5.9 - 6.1	5.9 - 6.1
Expected volatility	74.1% - 92.8%	72.3% - 74.7%	76.4% - 79.9%

        The following table summarizes the activity of the Company's stock option plan for the year ended December 31, 2016, (intrinsic values in thousands):

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	834,946	$2.66	9.1	$174

Granted	1,537,828	$4.92
Exercised	(57,354)	$1.90
Cancelled or forfeited	(147,070)	$2.87

Outstanding at December 31, 2016	2,168,350	$4.27	9.2	$23,684

Exercisable at December 31, 2015	122,453	$1.75	5.4	$141

Vested or expected to vest at December 31, 2015	764,521	$2.66	9.1	$172

Exercisable at December 31, 2016	336,245	$2.95	8.3	$4,116

Vested or expected to vest at December 31, 2016	2,024,792	$4.24	9.2	$22,181

        The total intrinsic value of options exercised during each of the years ended December 31, 2016, 2015 and 2014 was $0.1 million.

  Stock Option Grants to Non-Employees

        During the year ended December 31, 2016, 2015 and 2014, the Company granted 28,571, 19,999 and 22,857, respectively of non-qualified stock options to non-employees, excluding grants to non-employee directors. Stock-based compensation expense related to stock option grants to non-employees during the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $0.1 million and $30,000, respectively. The fair value of each non-qualified stock option granted to non-employees was estimated on the date of grant and at each revaluation date using the Black-Scholes option-pricing

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Incentive Plans (Continued)

model, with the following range of assumptions, excluding performance-based awards, during the years ended December 31, 2016, 2015 and 2014 is as follows:

Year Ended December 31,
	2016	2015	2014
Risk free interest rate	1.46% - 2.38%	1.93% - 2.31%	2.15% - 2.18%
Expected dividend yield	—	—	—
Expected term (in years)	9.2 - 10.0	9.2 - 10.0	9.9 - 10.0
Expected volatility	78.4% - 90.9%	75.1% - 79.9%	75.1% - 75.3%

  Performance-based Stock Options

        In December 2015, the Company granted 5,714 non-qualified stock options to a non-employee consultant of the Company, which contain performance-based vesting criteria. Milestone events are specific to the Company's development and progression in clinical trial studies. Stock-based compensation expense associated with this performance-based stock options is recognized if the achievement of the performance condition is considered probable using management's best estimates. As of December 31, 2015, management determined that it was not probable these conditions would be met, and therefore no stock-based compensation expense relating to performance-based awards was recorded. As of December 31, 2016, management determined these conditions were met, and therefore stock-based compensation expense of $10,500, relating to this performance-based award was recorded during the year ended December 31, 2016.

        In February 2016, the Company granted 29,285 shares of qualified stock options to an employee of the Company. Vesting of the stock option award only commences upon the occurrence of a Trigger Event, which is defined in the employee's equity agreement as the consummation of either (i) an initial public offering of the Company's Common Stock and (ii) a private placement financing, in one or a series of related closings, resulting in gross proceeds to the Company of at least $20 million (the "Trigger Event"). Stock-based compensation expense associated with this performance-based stock options is recognized if the achievement of the performance condition is considered probable using management's best estimates. In October 2016, upon the closing of the initial public offering, the vesting of this stock option award commenced. As of December 31, 2016, management determined these conditions were met, and therefore stock-based compensation expense of $2,400, relating to this performance-based award was recorded during the year ended December 31, 2016.

        In October 2016, the Company's stockholders approved the 2016 Employee Stock Purchase Plan (the "ESPP"), effective upon the closing of the Company's IPO, A total of 175,000 shares of Common Stock were reserved for issuance under the ESPP. In addition, the number of shares of Common Stock that may be issued under the ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2026, equal to the lesser of (i) 300,000 shares of Common Stock, (ii) 1% of the Company's shares of Common Stock outstanding on the immediately preceding December 31 or (iii) an amount determined by the administrator of the ESPP appointed by the Company's Board of Directors.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. 401(k) Savings Plan

        In 2010, the Company adopted a tax-qualified employee savings and retirement 401(k) Plan, covering all qualified employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of its Board, the Company may elect to match employee contributions. The Company makes matching contributions at a rate of 50% of the first 4% of employee contributions. The Company made matching contributions of $0.1 million for the year ended December 31, 2016.

14. Changes in Accumulated Other Comprehensive Income (Loss)

        During the year ended December 31, 2014, the Company reclassified $17,000 of accumulated other comprehensive income (loss) to net loss. This reclassification adjustment related to translation losses realized upon the complete liquidation of Cosmix Molecular Biologicals GmbH on March 18, 2014.

        The $17,000 of translation losses realized upon the liquidation of Cosmix Molecular Biologicals GmbH during the year ended December 31, 2014 were recorded to "Other income (expense)" in the consolidated statement of operations.

15. Income Taxes

        The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(28,886)	$(13,961)	$(5,478)
Foreign	4	(1)	(25)

Loss from operations before benefits from income taxes	$(28,882)	$(13,962)	$(5,503)

        The benefit from income taxes consists of the following components (in thousands):

	Year Ended December 31
	2016	2015	2014
Current income tax benefit:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total current income tax benefit	—	—	—
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	18	19	27

Total income tax benefit	$18	$19	$27

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        A reconciliation setting forth the differences between the effective tax rate of the Company for the periods ended December 31, 2016, 2015 and 2014 and the U.S. federal statutory tax rate is as follows (in thousands):

	Year Ended December 31
	2016	2015	2014
Income tax benefit at federal statutory rate	$(9,820)	$(4,749)	$(1,872)
State and local income taxes net of federal tax benefit	(1,525)	(737)	(289)
Foreign tax rate differential	—	—	1
Nondeductible / nontaxable permanent items	256	272	(595)
Tax credits	(1,261)	(857)	(546)
Other	125	7	(234)
Change in valuation allowance	12,207	6,045	3,508

Income tax benefit	$(18)	$(19)	$(27)

Effective tax rate	0.06%	0.14%	0.49%

        The significant components of the Company's deferred tax assets are as follows (in thousands):

	As of December 31
	2016	2015
Deferred tax assets:
Net operating losses	$17,484	$8,844
R&D credits	3,498	2,237
License payments book expense	218	225
Intangible assets and amortization	20	23
Accrued expense & other	1,212	326
Equity compensation	218	26
Capitalized R&D costs	6,316	4,819
Deferred revenue	—	95
Foreign net operating losses	17	18

Total deferred tax assets	28,983	16,613
Deferred tax liabilities:
Depreciation	(145)	19
Purchased intangibles	(76)	(95)

Total deferred tax liabilities	(221)	(76)

Valuation allowance	(28,821)	(16,614)

Net deferred tax liability	$(59)	$(77)

        As of December 31, 2016 and 2015, the Company had federal net operating loss carryforwards of $45.1 million and $22.8 million, respectively, and state net operating loss carryforwards of $40.9 million and $20.5 million, respectively. The net operating loss carryforwards expire at various dates beginning in 2030 through 2037 for United States federal and state purposes. As of December 31, 2016 and 2015, respectively, the Company has trade net operating loss carryforwards of $0.1 million and $0.1 million,

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

at the Cosmix Verwaltungs GmbH subsidiary in Germany. There is no expiration of the German net operating loss carryforwards.

        Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

        On the basis of this evaluation, as of December 31, 2016 and 2015, a valuation allowance of $28.8 million and $16.6 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance increased by $12.2 million in 2016, $6.0 million in 2015 and increased by $3.2 million in 2014. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

        As of December 31, 2016 and 2015, the Company also had available research and development credits for federal income tax purposes of $2.5 million and $1.5 million, respectively, and available research and development credits for state income tax purposes of $1.5 million and $1.0 million, respectively. If not utilized, the available research and development credits for federal and state income tax purposes expire at various dates through 2035 and 2031, respectively.

        The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.

        Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company's ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards and tax credits, which could be used annually to offset future taxable income.

        With the exception of the deferred tax assets recorded at Cosmix Verwaltungs GmbH, a full valuation allowance for the net deferred tax asset has been recorded in the accompanying consolidated financial statements to offset the deferred tax assets because it is more likely than not that all of the deferred tax asset will not be realized. This determination is based primarily on historical losses, without considering the impact of any potential upturn in the Company's business. Accordingly, future favorable adjustments to the valuation allowance may be required, if and when circumstances change.

        The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company recognized no material adjustment for unrecognized income tax benefits. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        The Company files income tax returns in the U.S. federal, Massachusetts and foreign jurisdictions. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for all years since the Company's inception.

16. Net loss Per Share Attributable to Common Stockholders

        The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the "two-class method"). As the years ended December 31, 2016, 2015 and 2014 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

        Basic and diluted net loss per common share are calculated as follows:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(28,864)	$(13,943)	$(5,476)
Gain on extinguishment of redeemable convertible preferred shares	—	1,673	—

Net loss attributable to common stockholders—basic and diluted	$(28,864)	$(12,270)	$(5,476)

Denominator:
Weighted-average common shares used in net loss per share attributable to common stockholders—basic and diluted	4,135,331	497,073	439,597

Net loss per share attributable to common stockholders—basic and diluted	$(6.98)	$(24.68)	$(12.46)

        The following Common Stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect:

	Year Ended December 31,
	2016	2015	2014
Convertible preferred stock	—	9,429,302	4,920,074
Common stock warrants	—	222,775	11,481
Outstanding stock options	2,168,350	834,946	290,948

Total	2,168,350	10,487,023	5,222,503

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Information (unaudited, in thousands, except share and per share data)

        The following table contains selected quarterly financial information from 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$1,884	$3,044	$—	$—
Operating expenses	6,248	7,590	8,121	10,993
Net loss attributable to common stockholders	(5,056)	(4,806)	(8,114)	(10,888)
Net loss per share attributable to common stockholders:
Basic and diluted	$(9.42)	$(8.90)	$(14.22)	$(0.73)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic and diluted	536,690	539,931	570,558	14,815,949 (a)

(a)
On October 31, 2016, the Company completed its initial public offering of common stock which resulted in net proceeds of approximately $82.9 million from the issuance of 8,106,615 shares of common stock, which includes the sale of 1,057,385 shares under the underwriter's over allotment option. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 13,623,933 shares of common stock at the applicable conversion ratio then in effect and the outstanding warrants to purchase 222,775 shares of common stock net exercised, in accordance with their terms, into 221,573 shares of common stock.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$849	$1,328	$1,096	$821
Operating expenses	3,803	3,773	4,566	5,308
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	(2,955)	(2,493)	(3,932)	(4,563)
Gain on extinguishment of redeemable convertible preferred shares	—	—	1,673	—
Net loss attributable to common stockholders	(2,955)	(2,493)	(2,259)	(4,563)
Net loss per share attributable to common stockholders:
Basic and diluted	$(6.16)	$(5.14)	$(4.57)	$(8.63)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic and diluted	479,722	485,251	494,302	528,511

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RA PHARMACEUTICALS, INC.
Date: March 6, 2017	By:	/s/ DOUGLAS A. TRECO Douglas A. Treco, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: March 6, 2017	By:	/s/ DAVID C. LUBNER David C. Lubner Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. TRECO Douglas A. Treco, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2017
/s/ DAVID C. LUBNER David C. Lubner	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2017
/s/ EDWARD T. MATHERS Edward T. Mathers	Director	March 6, 2017
/s/ ROBERT HEFT Robert Heft	Director	March 6, 2017
/s/ JASON LETTMANN Jason Lettmann	Director	March 6, 2017
/s/ RAJEEV SHAH Rajeev Shah	Director	March 6, 2017

Signature	Title	Date

/s/ TIMOTHY PEARSON Timothy Pearson	Director	March 6, 2017
/s/ PETER TUXEN BISGAARD Peter Tuxen Bisgaard	Director	March 6, 2017

 EXHIBIT INDEX

Exhibit No.		Exhibit Index
3.1		Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 333-213917) filed November 29, 2016)

3.2		Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 333-213917) filed November 29, 2016)

4.1		Investors' Rights Agreement among the Registrant and certain of its stockholders, dated July 10, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-213917) filed September 30, 2016)

4.2		Specimen Stock Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 17, 2016)

10.1	#	2010 Stock Option and Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-213917) filed September 30, 2016)

10.2	#	2016 Stock Award and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 13, 2016)

10.3	#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 13, 2016)

10.4	#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 13, 2016)

10.5	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 13, 2016)

10.6	†	Collaboration and License Agreement, dated as of April 1, 2013, by and between the Registrant and Merck Sharp & Dohme Corp., as amended on November 25, 2013, October 3, 2014, October 24, 2014 and April 21, 2015 (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 13, 2016)

10.7		Indenture of Lease, dated as of September 15, 2015, between the Registrant and King 87 CPD LLC, as amended on March 29, 2016 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-213917) filed September 30, 2016)

10.8	#	Employment Agreement, by and between the Registrant and Douglas A. Treco (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 17, 2016)

10.9	#	Employment Agreement, by and between the Registrant and David C. Lubner (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 17, 2016)

Exhibit No.		Exhibit Index
10.10	#	Employment Agreement, by and between the Registrant and Simon Read (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 17, 2016)

10.11	#	Employment Agreement, by and between the Registrant and Ramin Farzaneh-Far (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 17, 2016)

10.12		Exclusive License Agreement, effective as of November 29, 2010, between the Registrant and Anthony C. Forster, M.D., Ph.D. (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 13, 2016)

10.13		Research and Development Collaboration and License Agreement, dated as of August 28, 2003 between Gryphon Therapeutics Inc. and Phylos, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1/A (File No. 333-213917) filed October 13, 2016)

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-213917) filed September 30, 2016)

23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Link Document.

*
Filed herewith.

**
Furnished herewith.

†
An order for confidential treatment of certain provisions has been granted by the Securities and Exchange Commission. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

#
Indicates a management contract or any compensatory plan, contract or arrangement.

QuickLinks

TABLE OF CONTENTS
Ra Pharmaceuticals, Inc. Annual Report on Form 10 - K for the Fiscal Year Ended December 31, 2016
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. MINE SAFETY DISCLOSURES
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
HOLDERS OF COMMON STOCK
STOCK PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN
DIVIDEND POLICY
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
RECENT SALES OF UNREGISTERED SECURITIES
USE OF PROCEEDS FROM PUBLIC OFFERING OF COMMON STOCK
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
  ITEM 16. FORM 10-K SUMMARY
RA PHARMACEUTICALS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
RA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
RA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
RA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
RA PHARMACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX