Form 10-Q
period 2017-06-30
Ra Pharmaceuticals, Inc.
filed 2017-08-09
CIK 1481512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37926

RA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2908274
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

87 Cambridge Park Drive
Cambridge, MA	02140
(Address of principal executive offices)	(Zip code)

617-401-4060

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2017 was 22,609,646.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements, and similar expressions and comparable terminology intended to identify forward -looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by our subsequent filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements include, but are not limited to, statements about:

•                                          the initiation, timing, progress and results of our research and development programs and future preclinical and clinical studies;

•                                          the risk that initial data from our ongoing Phase 2 clinical trial may not be indicative of final study results or data from other patients that we obtain from this clinical trial;

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

PART I: FINANCIAL INFORMATION

Item 1.                          Financial Statements

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$96,605	$117,812
Prepaid expenses and other current assets	1,231	1,690
Total current assets	97,836	119,502
Property and equipment, net	6,239	5,537
Intangible assets, net	229	262
Goodwill	183	183
Restricted cash	1,334	1,334
Total assets	$105,821	$126,818
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,134	$3,252
Accrued expenses	3,444	3,182
Deferred rent	422	303
Total current liabilities	7,000	6,737
Deferred rent, net of current portion	2,586	2,800
Deferred tax liabilities	59	59
Total liabilities	9,645	9,596
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 22,597 and 22,546 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	188,951	185,963
Accumulated deficit	(92,798)	(68,764)
Total stockholders’ equity	96,176	117,222
Total liabilities and stockholders’ equity	$105,821	$126,818

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$3,044	$—	$4,928
Operating expenses:
Research and development	10,464	6,505	19,476	11,462
General and administrative	2,348	1,085	4,817	2,376
Total operating expenses	12,812	7,590	24,293	13,838
Loss from operations	(12,812)	(4,546)	(24,293)	(8,910)
Other income (expense), net	149	(260)	270	(952)
Net loss	$(12,663)	$(4,806)	$(24,023)	$(9,862)

Net loss per common share — basic and diluted	$(0.56)	$(8.90)	$(1.06)	$(18.32)
Weighted average number of common shares outstanding — basic and diluted	22,575	540	22,562	538

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(24,023)	$(9,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	730	669
Stock-based compensation	2,250	271
Change in fair value of preferred stock tranche rights	—	960
Other, net	7	19
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	313	(419)
Non-current assets	—	(27)
Accounts payable and accrued expenses	(96)	2,499
Deferred rent	(95)	2,428
Deferred revenue	—	(1,862)
Net cash used in operating activities	(20,914)	(5,324)
Cash flows from investing activities
Purchase of property and equipment	(1,128)	(3,221)
Other, net	—	133
Net cash used in investing activities	(1,128)	(3,088)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of underwriter discounts	—	29,250
Payment of preferred stock issuance costs	—	(21)
Proceeds from disgorgement of stockholder’s short-swing profits	670	—
Proceeds from exercises of stock options	165	43
Net cash provided by financing activities	835	29,272

Net increase (decrease) in cash and cash equivalents	(21,207)	20,860
Cash and cash equivalents, beginning of period	117,812	19,386
Cash and cash equivalents, end of period	$96,605	$40,246

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

Since inception, the Company has generated an accumulated deficit of $92.8 million as of June 30, 2017 and has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital.

Initial Public Offering

On October 31, 2016, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 7,049,230 shares of common stock (“Common Stock”) at a public offering price of $13.00 per share, resulting in net proceeds of $82.8 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.4 million. On November 29, 2016, the Company completed the sale of an additional 1,057,385 shares of Common Stock to the underwriters under the underwriters’ option in the IPO to purchase additional shares at the public offering price of $13.00 per share, resulting in net proceeds of $12.8 million after deducting underwriting discounts and commissions of $1.0 million. The shares began trading on the NASDAQ Global Market on October 26, 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses the classification of certain transactions within the statement of cash flows, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” The standard  clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements and related disclosures.

2.              Supplemental Balance Sheet Information

Property and equipment, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment and software	$20	$—
Furniture, fixtures, and other	378	365
Laboratory equipment	4,667	3,642
Construction in progress	328	—
Leasehold improvements	3,744	3,732
	9,137	7,739
Accumulated depreciation	(2,898)	(2,202)
Property and equipment, net	$6,239	$5,537

Depreciation expense was $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016 and $0.7 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Payroll and employee-related costs	$1,194	$1,451
Research and development costs	1,768	1,326
Other	482	405
Total	$3,444	$3,182

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

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three and six months ended June 30, 2017, there were no transfers between levels.

Valuation methodologies used for assets measured or disclosed at fair value are as follows:

•                                          Cash equivalents - Valued at market prices determined through third-party pricing services.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$97,147	$—	$—	$97,147
Total assets measured at fair value	$97,147	$—	$—	$97,147

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$117,708	$—	$—	$117,708
Total assets measured at fair value	$117,708	$—	$—	$117,708

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

Series A and Series B-2 Preferred Stock Tranche Rights

The Company determined the rights of the investors to purchase additional shares of Series A and Series B-2 Preferred Stock met the definition of a freestanding financial instrument and were recognized as a liability at fair value upon the initial issuance of Series A and Series B-1 Preferred Stock in February 2010 and July 2015, respectively. The Company adjusted the carrying value of the Series A and Series B-2 Preferred Stock Tranche Rights liability to its estimated fair value at each subsequent reporting date and immediately prior to the subsequent issuances through charges to other income (expense), net in the condensed consolidated statement of operations. The Series A Preferred Stock Tranche Rights liability was extinguished in March 2014 and the Series B-2 Preferred Stock Tranche Rights liability was extinguished in June 2016. During the three and six months ended June 30, 2016, the Company adjusted the Series B-2 Preferred Stock Tranche Rights liability to its fair value and recorded a charge of $0.2 million and $1.0 million, respectively.

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

During the three and six months ended June 30, 2016, the Company recognized revenue of $3.0 million and $4.2 million related to upfront, non-refundable payments, respectively. For the three and six months ended June 30, 2016, the Company recognized less than $0.1 million and $0.7 million related to research and development services and reimbursable expenses, respectively. No revenue was recognized during the six months ended June 30, 2017.

6.              Stock-Based Compensation

The Company has stock-based compensation plans under which employees, directors and non-employees may be granted stock-based awards such as stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock units, performance based awards or dividend equivalent rights.

The following table provides stock-based compensation by the financial statement line item in which it is reflected (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$725	$69	$1,366	$161
General and administrative	507	77	884	110
Total	$1,232	$146	$2,250	$271

During the six months ended June 30, 2017, the Company issued 1.3 million stock options with a per share weighted average grant date fair value of $11.90.

7.              Net Loss Per Share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2017 and 2016 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	As of June 30,
	2017	2016
Convertible preferred stock	—	13,624
Common stock warrants	—	223
Stock options	3,182	1,395
Total	3,182	15,242

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

We are developing our lead product candidate, RA101495, a convenient self-administered subcutaneous (“SC”) injection, which is an injection into the tissue under the skin, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. PNH is a rare, chronic, life-threatening, blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. We initiated our Phase 2 clinical program for RA101495 in PNH patients in the second quarter of 2017. The global, dose-finding, twelve-week open label Phase 2 program is designed to evaluate the safety, tolerability, preliminary efficacy, pharmacokinetics and pharmacodynamics of RA101495 in patients with PNH.  The study evaluates RA101495 in three cohorts.  Cohort A includes eculizumab-naïve patients, Cohort B includes patients switching from eculizumab to RA101495 and the third cohort includes patients who are currently treated with eculizumab, but have evidence of an inadequate response.

In June 2017, we released initial data from the Phase 2 program on two eculizumab-naïve patients treated with RA101495 with seven weeks of follow-up.  Data showed no safety or tolerability concerns, no injection site reactions, near-complete inhibition of hemolytic activity, rapid declines in lactate dehydrogenase (“LDH”) and 100% compliance with the once daily, subcutaneous self-administration dosing regimen. Based on these initial data, we commenced enrollment in Cohort B, comprised of patients switching from eculizumab to RA101495. To date, seventeen patients have been enrolled in the Phase 2 program, including nine patients in Cohort A representing an expanded range of elevated baseline LDH levels, and eight patients in Cohort B, with well-controlled baseline LDH levels. A total of fourteen patients have received RA101495, eight patients in Cohort A and six patients in Cohort B. The first two patients in Cohort A successfully completed the Phase 2 study and have elected to continue treatment with RA101495 in a long-term extension study. We expect to report additional top-line data from our Phase 2 program around year-end 2017.

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

Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting preclinical studies of our product candidates and a clinical trial of our lead product candidate, RA101495. To date, we have not generated any product revenue and have financed our operations primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of June 30, 2017, we had received an aggregate of $181.0 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck (“Merck Agreement”). As of June 30, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $96.6 million.

On October 31, 2016, we completed an initial public offering (“IPO”), in which we issued and sold 7,049,230 shares of our common stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $82.8 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.4 million. On November 29, 2016, we completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters’ option in the IPO to purchase additional shares of common stock at the public offering price of $13.00 per share, resulting in additional net proceeds to us of $12.8 million after deducting underwriting discounts and commissions of $1.0 million.

As of June 30, 2017, we had an accumulated deficit of $92.8 million. Our net losses were $24.0 million and $9.9 million for the six months ended June 30, 2017 and 2016, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

•                  continue to advance our lead program, RA101495, through clinical development by establishing clinical proof-of-concept activity using convenient SC administration in PNH patients, particularly as we continue our Phase 2 clinical trial in PNH;

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

We believe that, based on our current operating plan, our available funds will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 2 clinical trials of RA101495 for the treatment of PNH, initiate a Phase 2 in rMG and a Phase 1b supporting development in LN, as well as advance our other preclinical pipeline programs. We expect that these funds will not, however, be sufficient to enable us to complete our Phase 3 clinical study in PNH. It is also possible that we will not achieve the progress that we expect with respect to RA101495 because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

We have derived all of our revenue to date from our collaboration and license agreement with Merck (“the Merck Agreement”) which we entered into in April 2013. Under the Merck Agreement, we collaborated with Merck and used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck and provided specific research and development services. At the signing, Merck paid us an upfront, non-refundable, license fee payment of $4.5 million. In addition, during the research term, which ended in April 2016, Merck reimbursed us for research and development services provided by us in accordance with a pre-specified number of our full-time equivalent employees (“FTEs”) working under the Merck Agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular program target with a large market opportunity, for which we had received $3.5 million in preclinical milestone payments as of June 30, 2017. We are also entitled to receive future aggregate milestone payments of up to $61.5 million and low-to-mid single digit percentage royalties on any future sales for this program target. For additional information about the Merck Agreement, see Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table sets forth our research and development expenses related to our product pipeline:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
RA101495	$4,612	$2,772	$8,453	$4,574
Other pipeline programs	870	225	1,504	292
Allocated costs	5,482	2,997	9,957	4,866
Unallocated costs	4,982	3,508	9,519	6,596
Total	$10,464	$6,505	$19,476	$11,462

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

Historically, we had not provided program costs because we have not tracked or recorded our research and development expenses on a program-by-program basis. Beginning in the first quarter of 2017, we began to allocate costs related to our third-party vendors directly to programs. Prior-period amounts in the table above were reclassified to conform to the current period’s presentation.

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

Result of Operations

Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands, except percentages)
Revenue	$—	$3,044	$(3,044)	(100.0)%
Operating expenses:
Research and development	10,464	6,505	3,959	60.9%
General and administrative	2,348	1,085	1,263	116.4%
Total operating expenses	12,812	7,590	5,222	68.8%
Loss from operations	(12,812)	(4,546)	(8,266)	181.8%
Other income (expense), net	149	(260)	409	(157.3)%
Net loss	$(12,663)	$(4,806)	$(7,857)	163.5%

Revenue

Revenue decreased by $3.0 million to zero for the three months ended June 30, 2017, from $3.0 million for the three months ended June 30, 2016. This decrease was due to the expiration of the research term of the Merck Agreement in April 2016.

Research and Development Expenses

Research and development expenses increased by $4.0 million to $10.5 million for the three months ended June 30, 2017, from $6.5 million for the three months ended June 30, 2016. This increase was attributable to a $2.5 million increase in CRO and CMO expenses for our pre-clinical studies and clinical trials, due primarily to our RA101495 program; a $1.0 million increase in compensation, benefits, and other employee-related expenses due to higher average headcount to support our increased research and development activities and 2017 salary increases; a $0.7 million increase in non-cash stock-based compensation, due primarily to our annual grants made in February 2017 and higher average stock price; and a $0.2 million increase in laboratory supply and reagent expenses; partially offset by a $0.4 million net decrease in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to approximately $2.4 million for the three months ended June 30, 2017, from $1.1 million for the three months ended June 30, 2016. This increase was attributable to a $0.4 million increase in non-cash stock-based compensation due primarily to our annual grants made in February 2017 and higher average stock price; a $0.2 million increase in compensation, benefits, and other employee-related expenses due to higher average headcount to support our increased activities and 2017 salary increases; a $0.2 million increase in patent costs; a $0.3 million increase in insurance, legal and audit costs, primarily due to operating as a public company; and a $0.2 million net increase in other expenses.

Other Income (Expense), Net

Other income (expense), net increased by $0.4 million to $0.1 million in other income, net for the three months ended June 30, 2017, from $0.3 million in other expense, net for the three months ended June 30, 2016. This increase was due primarily to the Series B-2 Preferred Stock Tranche Rights fair value adjustment of $0.2 million recorded during the three months ended June 30, 2016 and approximately a $0.1 million increase in interest income.

Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands, except percentages)
Revenue	$—	$4,928	$(4,928)	(100.0)%
Operating expenses:
Research and development	19,476	11,462	8,014	69.9%
General and administrative	4,817	2,376	2,441	102.7%
Total operating expenses	24,293	13,838	10,455	75.6%
Loss from operations	(24,293)	(8,910)	(15,383)	172.6%
Other income (expense), net	270	(952)	1,222	(128.4)%
Net loss	$(24,023)	$(9,862)	$(14,161)	143.6%

Revenue

Revenue decreased by $4.9 million to zero for the six months ended June 30, 2017, from $4.9 million for the six months ended June 30, 2016. This decrease was due to the expiration of the research term of the Merck Agreement in April 2016.

Research and Development Expenses

Research and development expenses increased by $8.0 million to $19.5 million for the six months ended June 30, 2017, from $11.5 million for the six months ended June 30, 2016. This increase was attributable to a $5.1 million increase in CRO and CMO expenses for our pre-clinical studies and clinical trials, related primarily to our RA101495 program; a $1.7 million increase in compensation, benefits, and other employee-related expenses due to higher average headcount to support our increased research and development activities and 2017 salary increases; a $1.2 million increase in non-cash stock-based compensation due primarily to our annual grants made in February 2017 and higher average stock price; and a $0.4 million increase in laboratory supply and reagent expenses; partially offset by a $0.3 million decrease in consulting and legal fees and approximately a $0.1 million net decrease in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million to $4.8 million for the six months ended June 30, 2017, from $2.4 million for the six months ended June 30, 2016. This increase was attributable to a $0.8 million increase in non-cash stock-based compensation due primarily to our annual grants made in February 2017 and higher average stock price; a $0.6 million increase in compensation, benefits, and other employee-related expenses due primarily to higher average headcount to support our increased activities and 2017 salary increases; a $0.4 million increase in patent costs; a $0.6 million increase in insurance, legal and audit costs, primarily due to operating as a public company; and a $0.3 million net increase in other expenses; partially offset by a $0.3 million decrease in consulting and professional fees due primarily to lower costs associated with market research.

Other Income (Expense), Net

Other income (expense), net increased by $1.2 million to $0.3 million in other income, net for the six months ended June 30, 2017, from approximately $0.9 million in other expense, net for the six months ended June 30, 2016. This increase was due primarily to the Series B-2 Preferred Stock Tranche Rights fair value adjustment of $1.0 million recorded during the six months ended June 30, 2016 and a $0.3 million increase in interest income.

Liquidity and Capital Resources

Overview

We have funded our operations from inception through June 30, 2017 primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of June 30, 2017, we had received an aggregate of $181.0 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck. As of June 30, 2017, we had cash and cash equivalents of $96.6 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,914)	$(5,324)
Investing activities	(1,128)	(3,088)
Financing activities	835	29,272
Net increase (decrease) in cash	$(21,207)	$20,860

Net Cash Used in Operating Activities

Cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for (1) non-cash operating items such as depreciation and amortization, stock-based compensation and changes in fair value of preferred stock tranche rights as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Net cash used in operating activities was $20.9 million for the six months ended June 30, 2017 compared to $5.3 million for the six months ended June 30, 2016. The increase in net cash used in operations was attributable primarily to a $14.2 million increase in our net loss as a result of higher operating expenses, primarily in connection with our pre-clinical studies and clinical trials related to our RA101495 program and other research and development pipeline programs; and a decrease in operating assets and liabilities; partially offset by higher non-cash expenses, including depreciation, amortization and stock-based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2017 compared to $3.1 million for the six months ended June 30, 2016. The decrease in cash used in investing activities was due primarily to a reduction in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2017 compared to $29.3 million for the six months ended June 30, 2016. The decrease in cash provided by financing activities was due primarily to the Series B-2 Preferred Stock financing completed in June 2016, which resulted in net proceeds of $29.2 million; partially offset by proceeds of $0.7 million from the disgorgement of a stockholder’s short-swing profits and higher proceeds from exercises of stock options.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 2 clinical trials of RA101495 in PNH, initiate clinical trials of RA101495 in additional indications, including rMG and LN, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we anticipate increased costs associated with being and operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

On October 31, 2016, we completed an IPO, in which we issued and sold 7,049,230 shares of our common stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $82.8 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.4 million. On November 29, 2016, we completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters’ option in the IPO to purchase additional shares of common stock at the public offering price of $13.00 per share, resulting in additional net proceeds to us of $12.8 million after deducting underwriting discounts and commissions. We believe that, based on our current operating plan, our existing cash and cash equivalents as of June 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of RA101495 and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash and cash equivalents of $96.6 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2017, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended June 30, 2017 had a significant impact on our results of operations or financial condition.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2017 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The net proceeds to us, after deducting underwriting discounts and commissions of $7.4 million and offering expenses of $2.4 million, were approximately $95.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of June 30, 2017, no net offering proceeds from our IPO had been used.

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

101.INS	Extensible Business Reporting Language (XBRL) Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

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

Dated: August 9, 2017

RA PHARMACEUTICALS, INC.

By:	/s/ Douglas A. Treco
Douglas A. Treco, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Lubner
David C. Lubner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)