Form 10-Q
period 2017-09-30
Ra Pharmaceuticals, Inc.
filed 2017-11-09
CIK 1481512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2017 was 22,626,684.

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

•                                          the risk that initial data from our ongoing Phase 2 clinical trial in paroxysmal nocturnal hemoglobinuria (“PNH”) may not be indicative of final study results or data from other patients that we obtain from this clinical trial;

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

PART I: FINANCIAL INFORMATION

Item 1.                          Financial Statements

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$84,091	$117,812
Prepaid expenses and other current assets	1,123	1,690
Total current assets	85,214	119,502
Property and equipment, net	5,967	5,537
Intangible assets, net	213	262
Goodwill	183	183
Restricted cash	1,334	1,334
Total assets	$92,911	$126,818
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,377	$3,252
Accrued expenses	3,994	3,182
Deferred rent	432	303
Total current liabilities	7,803	6,737
Deferred rent, net of current portion	2,472	2,800
Deferred tax liabilities	59	59
Total liabilities	10,334	9,596
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 22,622 and 22,546 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	190,627	185,963
Accumulated deficit	(108,073)	(68,764)
Total stockholders’ equity	82,577	117,222
Total liabilities and stockholders’ equity	$92,911	$126,818

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$4,928
Operating expenses:
Research and development	13,130	7,079	32,606	18,541
General and administrative	2,284	1,042	7,101	3,418
Total operating expenses	15,414	8,121	39,707	21,959
Loss from operations	(15,414)	(8,121)	(39,707)	(17,031)
Other income (expense), net	139	7	409	(945)
Net loss	$(15,275)	$(8,114)	$(39,298)	$(17,976)

Net loss per common share — basic and diluted	$(0.68)	$(14.22)	$(1.74)	$(32.73)
Weighted average number of common shares outstanding — basic and diluted	22,614	571	22,579	549

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(39,298)	$(17,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,121	1,001
Stock-based compensation	3,847	521
Change in fair value of preferred stock tranche rights	—	960
Other, net	8	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	430	131
Non-current assets	—	(925)
Accounts payable and accrued expenses	963	2,907
Deferred rent	(199)	2,409
Deferred revenue	—	(1,862)
Net cash used in operating activities	(33,128)	(12,819)
Cash flows from investing activities
Purchase of property and equipment	(1,390)	(4,494)
Other, net	—	136
Net cash used in investing activities	(1,390)	(4,358)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of underwriter discounts	—	29,250
Payment of preferred stock issuance costs	—	(22)
Proceeds from disgorgement of stockholder’s short-swing profits	670	—
Proceeds from exercises of stock options	244	109
Other, net	(117)	(350)
Net cash provided by financing activities	797	28,987

Net increase (decrease) in cash and cash equivalents	(33,721)	11,810
Cash and cash equivalents, beginning of period	117,812	19,386
Cash and cash equivalents, end of period	$84,091	$31,196

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

Description of Business

The Company is a clinical-stage biopharmaceutical company using its proprietary peptide chemistry platform to create novel therapeutics to treat life-threatening diseases that are caused by excessive or uncontrolled activation of the complement system, an essential component of the body’s innate immune system. The Company’s lead product candidate, RA101495, is being developed as a convenient self-administered subcutaneous (“SC”) injection, which is an injection into the tissue under the skin, for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”), a rare, chronic, life-threatening, blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. The Company is also developing RA101495, administered SC, to treat other debilitating complement-mediated diseases such as generalized myasthenia gravis (“gMG”), atypical hemolytic uremic syndrome (“aHUS”), and lupus nephritis (“LN”). Additionally, the Company is pursuing discovery and preclinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of ophthalmologic, renal and inflammatory diseases. In addition to its focus on developing novel therapeutics to treat complement-mediated diseases, the Company has validated its Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc. (“Merck”).

The Company was incorporated in Delaware on June 27, 2008 and is located in Cambridge, Massachusetts. During 2011, the Company acquired Cosmix Verwaltungs GmbH (“Cosmix”), organized in Germany. In January 2016, the Company formed a wholly-owned subsidiary organized in the United Kingdom (“UK”), Ra Europe Limited, for the purpose of conducting clinical trials in Europe and the UK.

Since inception, the Company has generated an accumulated deficit of $108.1 million as of September 30, 2017 and has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital.

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

Newly Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The standard will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will be effective for annual and interim periods beginning after December 15, 2017. The Company has one contract subject to the new standard, the Merck Agreement, and all identified performance obligations were completed upon the expiration of the research term of the Merck Agreement in April 2016. See Note 5, “Revenue Recognition.” The Company has not yet selected a transition method and is still evaluating the impact the adoption will have on its consolidated financial statements for the years ended December 31, 2016, 2015, 2014 and 2013 and related disclosures.

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

2.              Supplemental Balance Sheet Information

Property and equipment, net consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer equipment and software	$20	$—
Furniture, fixtures, and other	378	365
Laboratory equipment	5,090	3,642
Construction in progress	8	—
Leasehold improvements	3,744	3,732
	9,240	7,739
Accumulated depreciation	(3,273)	(2,202)
Property and equipment, net	$5,967	$5,537

Depreciation expense was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016 and $1.1 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll and employee-related costs	$1,540	$1,451
Research and development costs	2,284	1,326
Other	170	405
Total	$3,994	$3,182

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

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three and nine months ended September 30, 2017, there were no transfers between levels.

Valuation methodologies used for assets measured or disclosed at fair value are as follows:

•                                          Cash equivalents - Valued at market prices determined through third-party pricing services.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$84,961	$—	$—	$84,961
Total assets	$84,961	$—	$—	$84,961

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$117,708	$—	$—	$117,708
Total assets	$117,708	$—	$—	$117,708

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

During the three and nine months ended September 30, 2016, the Company recognized revenue of zero and $4.2 million related to upfront, non-refundable payments, respectively. For the three and nine months ended September 30, 2016, the Company recognized zero and $0.7 million related to research and development services and reimbursable expenses, respectively. No revenue was recognized during the nine months ended September 30, 2017.

6.              Stock-Based Compensation

The Company has stock-based compensation plans under which employees, directors and non-employees may be granted stock-based awards such as stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock units, performance based awards or dividend equivalent rights.

The following table provides stock-based compensation by the financial statement line item in which it is reflected (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$922	$149	$2,288	$309
General and administrative	675	102	1,559	212
Total	$1,597	$251	$3,847	$521

During the nine months ended September 30, 2017, the Company issued 1.5 million stock options with a per share weighted average grant date fair value of $11.76.

7.              Net Loss Per Share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2017 and 2016 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following Common Stock equivalents, presented on an as converted basis, were excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	As of September 30,
	2017	2016
Convertible preferred stock	—	13,624
Common stock warrants	—	223
Stock options	3,358	2,095
Total	3,358	15,942

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

In June 2017, we released initial data from the Phase 2 program on two eculizumab-naïve patients treated with RA101495 with seven weeks of follow-up.  Data showed no safety or tolerability concerns, no injection site reactions, near-complete inhibition of hemolytic activity, rapid declines in lactate dehydrogenase (“LDH”) and 100% compliance with the once daily, subcutaneous self-administration dosing regimen. Based on these initial data, we commenced enrollment in Cohort B, comprised of patients switching from eculizumab to RA101495. As of November 9, 2017, 28 patients have been enrolled in the Phase 2 program. A total of 27 patients have been dosed with RA101495, including 10 patients in Cohort A, 16 patients in Cohort B, and 1 patient in the third cohort. We remain on track to report additional data from our Phase 2 program around year-end 2017.

We are also developing RA101495, administered SC, to treat other debilitating complement-mediated diseases such as generalized myasthenia gravis (“gMG”), atypical hemolytic uremic syndrome (“aHUS”), and lupus nephritis (“LN”). We expect to initiate a Phase 2 clinical trial with RA101495 for gMG and a Phase 1b clinical trial supporting development in aHUS and LN in the fourth quarter of 2017. Additionally, we are pursuing discovery and preclinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of ophthalmologic, renal and inflammatory diseases. In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc. (“Merck”).

Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting preclinical studies of our product candidates and a clinical trial of our lead product candidate, RA101495. To date, we have not generated any product revenue and have financed our operations primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of September 30, 2017, we had received an aggregate of $181.0 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck (“Merck Agreement”). As of September 30, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $84.1 million.

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

As of September 30, 2017, we had an accumulated deficit of $108.1 million. Our net losses were $39.3 million and $18.0 million for the nine months ended September 30, 2017 and 2016, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

We believe that, based on our current operating plan, our available funds will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2018. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 2 clinical trials of RA101495 for the treatment of PNH, initiate a Phase 2 in gMG and a Phase 1b supporting development in aHUS and LN, as well as advance our other preclinical pipeline programs. We expect that these funds will not, however, be sufficient to enable us to complete our Phase 3 clinical study in PNH. It is also possible that we will not achieve the progress that we expect with respect to RA101495 because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

We have derived all of our revenue to date from our collaboration and license agreement with Merck (“the Merck Agreement”) which we entered into in April 2013. Under the Merck Agreement, we collaborated with Merck and used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck and provided specific research and development services. At the signing, Merck paid us an upfront, non-refundable, license fee payment of $4.5 million. In addition, during the research term, which ended in April 2016, Merck reimbursed us for research and development services provided by us in accordance with a pre-specified number of our full-time equivalent employees (“FTEs”) working under the Merck Agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular program target with a large market opportunity, for which we had received $3.5 million in preclinical milestone payments as of September 30, 2017. We are also entitled to receive future aggregate milestone payments of up to $61.5 million and low-to-mid single digit percentage royalties on any future sales for this program target. For additional information about the Merck Agreement, see Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table sets forth our research and development expenses related to our product pipeline:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
RA101495	$6,836	$3,267	$15,289	$7,841
Other pipeline programs	956	51	2,460	343
Allocated costs	7,792	3,318	17,749	8,184
Unallocated costs	5,338	3,761	14,857	10,357
Total	$13,130	$7,079	$32,606	$18,541

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

A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the Food and Drug Administration (“FDA”), or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of product candidates.

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

Result of Operations

Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	13,130	7,079	6,051	85.5%
General and administrative	2,284	1,042	1,242	119.2%
Total operating expenses	15,414	8,121	7,293	89.8%
Loss from operations	(15,414)	(8,121)	(7,293)	89.8%
Other income (expense), net	139	7	132	1,885.7%
Net loss	$(15,275)	$(8,114)	$(7,161)	88.3%

Research and Development Expenses

Research and development expenses increased by approximately $6.0 million to $13.1 million for the three months ended September 30, 2017, from $7.1 million for the three months ended September 30, 2016. This increase was attributable to a $4.5 million increase in CRO and CMO expenses for our non-clinical studies and clinical trials, due primarily to our RA101495 program; a $0.8 million increase in non-cash stock-based compensation, due primarily to our annual grants made in February 2017 and higher average stock price; a $0.7 million increase in compensation, benefits, and other employee-related expenses due to higher average headcount to support our increased research and development activities and 2017 salary increases; and a $0.2 million net increase in other expenses; partially offset by a $0.2 million decrease in consulting and professional fees.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.3 million to $2.3 million for the three months ended September 30, 2017, from $1.0 million for the three months ended September 30, 2016. This increase was attributable to a $0.6 million increase in non-cash stock-based compensation due primarily to our annual grants made in February 2017 and higher average stock price; a $0.3 million increase in compensation, benefits, and other employee-related expenses due to higher average headcount to support our increased activities and 2017 salary increases; a $0.2 million increase in insurance, legal and audit costs, primarily due to operating as a public company; and a $0.2 million net increase in other expenses.

Other Income (Expense), Net

Other income (expense), net increased by $0.1 million to $0.1 million in other income, net for the three months ended September 30, 2017, from less than $0.1 million in other expense, net for the three months ended September 30, 2016. This increase was due primarily to a $0.2 million increase in interest income, partially offset by other expenses of less than $0.1 million.

Nine months ended September 30, 2017 and 2016

The following table summarizes our results of operations:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands, except percentages)
Revenue	$—	$4,928	$(4,928)	(100.0)%
Operating expenses:
Research and development	32,606	18,541	14,065	75.9%
General and administrative	7,101	3,418	3,683	107.8%
Total operating expenses	39,707	21,959	17,748	80.8%
Loss from operations	(39,707)	(17,031)	(22,676)	133.1%
Other income (expense), net	409	(945)	1,354	(143.3)%
Net loss	$(39,298)	$(17,976)	$(21,322)	118.6%

Revenue

Revenue decreased by $4.9 million to zero for the nine months ended September 30, 2017, from $4.9 million for the nine months ended September 30, 2016, which included a $3.0 million pre-clinical milestone payment and $1.9 million in upfront non-refundable license fees earned and reimbursement of research and development services provided by us in accordance with a pre-specified number of our FTE employees working under the Merck Agreement. The research term of the Merck Agreement expired in April 2016.

Research and Development Expenses

Research and development expenses increased by $14.1 million to $32.6 million for the nine months ended September 30, 2017, from $18.5 million for the nine months ended September 30, 2016. This increase was attributable to a $9.6 million increase in CRO and CMO expenses for our pre-clinical studies and clinical trials, related primarily to our RA101495 program; a $2.4 million increase in compensation, benefits, and other employee-related expenses due to higher average headcount to support our increased research and development activities and 2017 salary increases; a $2.0 million increase in non-cash stock-based compensation due primarily to our annual grants made in February 2017 and higher average stock price; and a $0.5 million increase in laboratory supply and reagent expenses; a $0.2 million net increase in other expenses; partially offset by a $0.6 million decrease in consulting and legal fees.

General and Administrative Expenses

General and administrative expenses increased by $3.7 million to $7.1 million for the nine months ended September 30, 2017, from $3.4 million for the nine months ended September 30, 2016. This increase was attributable to a $1.3 million increase in non-cash stock-based compensation due primarily to our annual grants made in February 2017 and higher average stock price; a $0.8 million increase in compensation, benefits, and other employee-related expenses due primarily to higher average headcount to support our increased activities and 2017 salary increases; a $0.8 million increase in insurance, legal and audit costs, primarily due to operating as a public company; a $0.5 million increase in patent costs; and a $0.5 million net increase in other expenses; partially offset by a $0.2 million decrease in consulting and professional fees due primarily to lower costs associated with market research.

Other Income (Expense), Net

Other income (expense), net increased by approximately $1.3 million to $0.4 million in other income, net for the nine months ended September 30, 2017, from approximately $0.9 million in other expense, net for the nine months ended September 30, 2016. This increase was due primarily to the Series B-2 Preferred Stock Tranche Rights fair value adjustment of $1.0 million recorded during the nine months ended September 30, 2016 and a $0.4 million increase in interest income, partially offset by a $0.1 million in net other expense.

Liquidity and Capital Resources

Overview

We have funded our operations from inception through September 30, 2017 primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of September 30, 2017, we had received an aggregate of $181.0 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck. As of September 30, 2017, we had cash and cash equivalents of $84.1 million.

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(33,128)	$(12,819)
Investing activities	(1,390)	(4,358)
Financing activities	797	28,987
Net increase (decrease) in cash	$(33,721)	$11,810

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

Net cash used in operating activities was $33.1 million for the nine months ended September 30, 2017 compared to $12.8 million for the nine months ended September 30, 2016. The increase in net cash used in operations was attributable primarily to a $21.3 million increase in our net loss as a result of higher operating expenses, primarily in connection with our pre-clinical studies and clinical trials related to our RA101495 program and other research and development pipeline programs; and a net decrease in operating assets and net increase in operating liabilities; partially offset by higher non-cash expenses, including depreciation, amortization and stock-based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2017 compared to $4.4 million for the nine months ended September 30, 2016. The decrease in cash used in investing activities was due primarily to a reduction in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2017 compared to $29.0 million for the nine months ended September 30, 2016. The decrease in cash provided by financing activities was due primarily to the Series B-2 Preferred Stock financing completed in June 2016, which resulted in net proceeds of $29.2 million; partially offset by proceeds of $0.7 million from the disgorgement of a stockholder’s short-swing profits and higher proceeds from exercises of stock options.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 2 clinical trials of RA101495 in PNH, initiate clinical trials of RA101495 in additional indications, including gMG, aHUS, and LN, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we anticipate increased costs associated with being and operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

On October 31, 2016, we completed an IPO, in which we issued and sold 7,049,230 shares of our common stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $82.8 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.4 million. On November 29, 2016, we completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters’ option in the IPO to purchase additional shares of common stock at the public offering price of $13.00 per share, resulting in additional net proceeds to us of $12.8 million after deducting underwriting discounts and commissions. We believe that, based on our current operating plan, our existing cash and cash equivalents as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2018. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of RA101495 and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash and cash equivalents of $84.1 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2017, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended September 30, 2017 had a significant impact on our results of operations or financial condition.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2017 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                 Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 except as described below.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do, and reducing or eliminating our commercial opportunity.

The development and commercialization of new products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future, including from drugs that act through the complement system and drugs that use different approaches. The principal competitor for our program in PNH is eculizumab, a C5 inhibitor, which is marketed as Soliris by Alexion Pharmaceuticals and is the only drug approved for the treatment of PNH. Alexion Pharmaceuticals is also developing a next-generation C5 inhibitor named ALXN 1210 that is designed to use a less frequent intravenous dosing schedule. We are also aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH, including a product candidate directed at complement component 3, or C3, inhibition that is currently in preclinical development by Amyndas Pharmaceuticals, a product candidate directed at C3 inhibition such as APL-2 that is currently in clinical development by Apellis Pharmaceuticals, product candidates directed at C5 inhibition such as ALN-CC5, an RNAi therapeutic targeting the production of C5 being developed by Alnylam that is in early clinical trials, Coversin, a small protein inhibitor of C5 being developed by Akari Pharmaceuticals that is in early clinical trials, LFG316, a monoclonal antibody inhibitor of C5 being developed by Novartis Pharma, a biosimilar product candidate ABP595 being developed by Amgen that is currently in clinical trials, RO7112689, a monoclonal antibody inhibitor of C5 being developed by F. Hoffmann-La Roche, and other product candidates directed at other mechanisms of complement inhibition such as TNT009, an antibody against C1s, being developed by True North Therapeutics (acquired by Bioverativ) in early clinical trials, and ACH-4471, an orally available small molecule inhibitor of complement Factor D, that is currently in development by Achillion Pharmaceuticals.

MG is currently treated with cholinesterase inhibitors and non-specific immunosuppressive agents, including azathioprine, cyclophosphamide, cyclosporine, intravenous immunoglobulin, or IVIG, mycophenolate, prednisone, and tacrolimus. Alexion Pharmaceuticals recently announced approval of eculizumab for the treatment of refractory MG in Europe and gMG in the United States. Both rituximab, marketed by F. Hoffmann-La Roche, and belimumab, marketed by GlaxoSmithKline, which target B cell activity, are in clinical development for gMG. Anti-CD40, being developed as CFZ533 by Novartis Pharma, bortezomib, and the FcRN agonist ARGX-113 developed by Argen-X, are being tested in clinical trials in gMG. A therapeutic vaccine targeting B and T-cell receptors (CV-MG-01) is in early clinical testing for gMG.

In addition, we are aware that there are a number of companies that are actively developing product candidates that are in clinical development for the treatment of geographic atrophy, or GA, a more severe form of AMD to which dry AMD progresses, including lampalizumab, a Factor D complement inhibitor for the treatment of GA being developed by F. Hoffmann-La Roche that is in Phase 3 clinical trials, LFG316, an anti-C5 monoclonal antibody being developed by Novartis Pharma that has recently completed a 12 month Phase 2 study and failed to demonstrate efficacy (effectiveness) against the development of geographic atrophy, the end stage of dry age-related macular degeneration, Zimura, a C5 inhibitor being developed by Ophthotech that is entering Phase 2/3 clinical trials, APL-2, a C3 inhibitor developed by Apellis Pharmaceuticals in phase 2 clinical trial, and other product candidates that do not target the complement system that are in Phase 2 or Phase 3 clinical trials, including compounds being developed by Acucela, Allergan, GlaxoSmithKline and Novartis Pharma.

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

As of September 30, 2017, we used $11.5 million of the net proceeds from our IPO.

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

Dated: November 9, 2017

RA PHARMACEUTICALS, INC.

By:	/s/ Douglas A. Treco
Douglas A. Treco, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Lubner
David C. Lubner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)