Form 10-K
period 2017-12-31
Ra Pharmaceuticals, Inc.
filed 2018-03-14
CIK 1481512

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

87 Cambridge Park Drive
Cambridge, Massachusetts 02140
(Address of Principal Executive Offices) (Zip Code)

(Registrant's Telephone Number, Including Area Code): (617) 401-4060

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The Nasdaq Global Market

           Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

           Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

           If an emerging growth company, indicate by a check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

           Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $264.7 million based upon the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter. As of March 2, 2018, there were 32,286,684 shares of the Registrant's common stock outstanding, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

           Part III of this Annual Report on Form 10 K incorporates information by reference to portions of the definitive proxy statement for the Company's Annual Meeting of Stockholders to be held in 2018.

Ra Pharmaceuticals, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2017

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

  •
  the risk that topline data from our Phase 2 clinical program in paroxysmal nocturnal hemoglobinuria ("PNH") may not be indicative of final study results or results from future trials;

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

  •
  our expectations related to the use of proceeds from our previous financing activities, and estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a clinical-stage biopharmaceutical company using our proprietary peptide chemistry platform to develop novel therapeutics for the treatment of serious diseases that are caused by excessive or uncontrolled activation of the complement system, a critical component of the immune system. Inappropriate activation of the complement system can quickly turn it from a beneficial defense system to an aggressor that plays a major role in immune and inflammatory diseases. The complement system, which consists of approximately 30 interacting proteins, offers a target-rich opportunity for us to leverage our proprietary peptide chemistry platform, which was pioneered by Nobel Laureate Dr. Jack Szostak and allows us to inhibit certain uncontrolled complement pathway factors involved in complement-mediated diseases. Known as our Extreme Diversity platform, this proprietary macrocyclic peptide chemistry technology allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules. We believe this technology will allow us to pursue challenging targets for which only monoclonal antibodies have been developed.

        We are developing our lead product candidate, RA101495 SC, a convenient self-administered subcutaneous ("SC") injection, which is an injection into the tissue under the skin, for the treatment of paroxysmal nocturnal hemoglobinuria ("PNH"). PNH is a rare, chronic, life-threatening, blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system and has an estimated worldwide population of 16,000 and treated population of 4,000 to 5,000. RA101495 SC is a potent synthetic macrocyclic peptide inhibitor of complement component 5 ("C5"). C5 plays a key role in the rupture and destruction of red blood cells, or hemolysis, associated with PNH. Inhibition of C5 is a clinically validated target for the control and suppression of complement-induced hemolysis in patients with PNH. In February 2018, we announced the completion of dosing and topline data for our global Phase 2 clinical program in PNH. In November 2016 and July 2017, the European Commission and the Food and Drug Administration ("FDA"), respectively, granted orphan drug designation to RA101495 SC for the treatment of PNH.

        We are also developing RA101495 SC, to treat other debilitating complement-mediated diseases such as generalized myasthenia gravis ("gMG") with an estimated worldwide patient population and treated population of 94,000 and 47,000, respectively, atypical hemolytic uremic syndrome ("aHUS") with an estimated worldwide patient population and treated population of 5,500 and 2,000 to 3,000, respectively, and lupus nephritis ("LN"). We initiated a Phase 2 clinical trial with RA101495 SC for gMG in the fourth quarter of 2017 and a Phase 1b clinical trial supporting development in aHUS and LN in the first quarter of 2018.

        Additionally, we are developing a portfolio of drug candidates designed to treat a variety of complement-mediated diseases, including rare blood, neurologic, ocular, renal and inflammatory diseases. We have discovery and preclinical programs targeting selective inhibition of certain complement factors, including Factor D for ocular and renal diseases, and an oral, small molecule C5 inhibitor and inhibitors of other complement factors for certain ocular, autoimmune and central nervous system ("CNS") diseases. In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc. ("Merck").

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

Program	Indication(1)	Description	Status
RA101495 SC for C5 Inhibition	PNH	Potential first-line therapy for eculizumab-naïve patients, and convenient alternative for transfusion-free patients switched from eculizumab and eculizumab inadequate responders	Completed Phase 2 first quarter of 2018; end-of-phase 2 meeting first half 2018; commence Phase 3 program second half of 2018
	gMG	Phase 2 with gMG patients	Commenced Phase 2 fourth quarter of 2017(2)
	Renal: aHUS/LN	Phase 1b PK study supporting development in aHUS and LN patients	Commenced Phase 1b first quarter of 2018(2)
Factor D Inhibition	Orphan renal diseases DDD and C3GN	Preclinical program	Preclinical activities in process
Oral C5 Inhibitor	PNH, gMG, aHUS, LN and CNS Diseases	Preclinical program	Preclinical activities in process
Other Complement Inhibitors	Autoimmune/CNS Diseases	Preclinical program	Discovery activities in process
Merck Collaboration(3)	Non-complement cardiovascular target with large market opportunity	Collaboration agreement	Lead oral peptide class selected June 2016; Merck's preclinical activities in process

(1)
In the table above, we refer to various indications as follows: PNH: paroxysmal nocturnal hemoglobinuria; gMG: generalized myasthenia gravis; aHUS: atypical hemolytic uremic syndrome; LN: lupus nephritis; DDD: dense deposit disease; C3GN: C3 glomerulonephritis; and CNS: central nervous system.

(2)
We intend to leverage our work in PNH, including the chemistry, manufacturing and controls ("CMC") and preclinical data packages, to advance our programs for RA101495 SC for gMG, aHUS and LN.

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

Our Strategy

        Our goal is to become a leading biopharmaceutical company that transforms the lives of patients with serious complement-mediated diseases by combining our expertise in complement with our leadership in macrocyclic peptide technology. To achieve this goal, we are executing on the following strategy:

  •
  Advance our lead program, RA101495 SC, through clinical development for the treatment of PNH.  Based on the topline results from our recently completed Phase 2 studies, which provided evidence supporting the dose required for near-complete complement inhibition in both eculizumab naïve and eculizumab switch patients who were transfusion-independent on eculizumab, we plan to hold end-of-Phase 2 meetings with regulators in the first half of 2018 and start our Phase 3 program for PNH in the second half of 2018. Our goal is to seek rapid approval of RA101495 SC for PNH and, if approved, leverage competitive pricing for RA101495 SC and patient convenience to expand patient access around the world.

    If developed and approved, we believe, due to its convenient product profile and our anticipated pricing flexibility, RA101495 SC has the potential to serve as the natural first-line therapy for newly diagnosed naïve patients with PNH, which we estimate to constitute approximately 10% of the patient population, as well as an attractive and convenient alternative for transfusion-free patients switching from eculizumab, which we estimate to constitute approximately 72% of the patient population. In sum, we believe we can address over 80% of the current PNH market. In developing its commercial presentation, we intend to leverage key properties of RA101495 SC, including its stability at room temperature, small volume, as well as its low viscosity, resistance to shear forces, and compatibility with fine-gauge needles.

  •
  Efficiently advance clinical development of RA101495 SC for other serious complement-mediated diseases, such as gMG, aHUS and LN.  We intend to leverage our work in PNH, including the CMC and preclinical data packages, to advance RA101495 SC for other complement-mediated diseases, initially including gMG, aHUS and LN. There is strong mechanistic and clinical evidence for a beneficial effect of C5 inhibition in patients with gMG, an autoimmune disease characterized by muscle weakness, and in aHUS and LN, autoimmune diseases characterized by kidney inflammation and failure. We have established relationships with key opinion leaders in these fields and initiated a Phase 2 clinical trial with RA101495 SC for gMG in the fourth quarter of 2017 and a Phase 1b PK clinical trial in renally-impaired patients, supporting development in aHUS and LN, in the first quarter of 2018.

  •
  If approved, commercialize RA101495 SC globally either independently or by collaborating selectively in certain geographies.  We have worldwide development and commercialization rights to RA101495 SC. We intend to independently pursue the approval and commercialization of RA101495 SC in PNH patients in the United States ("U.S.") and Europe. Outside of the U.S. and Europe, we may pursue the approval and commercialization of RA101495 SC for PNH patients either independently or in collaboration with others. We intend to develop and commercialize RA101495 SC for other indications independently or through collaborations with third parties.

  •
  Pursue clinical development of our pipeline programs targeting additional serious complement-mediated diseases with limited treatment options.  In addition to developing RA101495 SC for PNH, gMG, aHUS and LN, we are also leveraging our structural knowledge of C5 to develop traditional, oral C5 inhibitors for follow on, next generation products to RA101495 SC and a broader spectrum of diseases of complement dysfunction such as diabetes, autoimmune diseases and neurodegeneration. Other programs in our complement pipeline include Factor D administered SC for orphan renal diseases, DDD and C3GN, and other complement inhibitors for certain autoimmune and CNS diseases.

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

The Complement System

        The complement system is a critical component of the immune system. The immune system protects the body by recognizing and removing bacteria, viruses and other infectious agents, collectively referred to as pathogens. The complement system consists of approximately 30 interacting proteins that are produced primarily by the liver and circulate in the blood and through the body's tissues. Activation of the complement system leads to a series of enzyme reactions that produce factors that both directly kill pathogens and recruit immune cells to sites of infection. The complement system is activated in three distinct pathways, referred to as the classical pathway, the lectin pathway and the alternative pathway. Each pathway is activated by different triggers associated with the presence of an abnormal cell or pathogen. Irrespective of the activation event, these pathways converge on C5, triggering a series of enzyme reactions that leads to the formation of a pore in the target cell, which is known as the membrane attack complex ("MAC"). In its physiological role, this is an extremely potent agent causing the rupture and destruction of bacterial cell walls.

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

        The following Figure 1 depicts the key elements, proteins and factors within the complement system cascade. Many of these proteins are abbreviated with a "C" followed by a number. For example, C5 denotes complement component 5. Others are called "Factor" followed by a letter, such as Factor B. As depicted in Figure 1 below, irrespective of the activation event, these pathways converge on C5, triggering a series of enzyme reactions that lead to the cleavage of C5 into C5a and C5b. C5b then binds to C6, C7, C8 and C9 to form a MAC.

Figure 1. Schematic Diagram of the Complement System Cascade.

Our Approach

        There are numerous potential therapeutic targets in the complement cascade, and inhibiting the cascade at different points may be beneficial to treat different conditions depending on the disease biology. Inhibition of C5 cleavage effectively blocks generation of C5a and MAC regardless of the specific pathway involved in complement activation. This approach of inhibiting C5 cleavage is most relevant to diseases with significant MAC deposition resulting in tissue injury, as is the case for PNH, gMG, aHUS and LN. In other conditions, the tissue injury is related to activation of a specific pathway of complement, such as kidney diseases like C3 glomerulopathies, in which tissue injury may be mediated by deposition of complement component C3 following uncontrolled activation of the alternative pathway. In this case, selective inhibition of the alternative pathway by targeting a key enzyme in the alternative pathway, Factor D, may block C3 deposition while preserving the capacity of the classical and lectin pathways of complement to continue to fight infection. The classical pathway is activated when an antibody binds to the surface of a pathogen, and recruits a complex of C1q, C1r, and C1s, and we believe that inhibition of C1 may be efficacious for treatment of certain autoimmune and CNS diseases.

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

        The complement system offers a number of particularly attractive targets where we can apply our platform technology to disrupt protein-protein interactions or produce highly specific enzyme inhibitors. We are initially developing a portfolio of drug candidates to treat a variety of complement-mediated diseases, including rare blood, neurologic, ocular, renal and inflammatory diseases.

Our Programs

        Our lead product candidate, RA101495 SC, is a potent synthetic macrocyclic peptide inhibitor of C5 formulated for daily SC administration that we are initially developing for the treatment of PNH. We initiated our Phase 2 clinical program for RA101495 SC in PNH patients in the second quarter of 2017, completed dosing and announced our topline data in February 2018 and expect to have our end-of-Phase 2 meeting with various regulators in the first half of 2018.In addition to developing RA101495 SC for PNH, we are also developing RA101495 SC to treat other serious complement-mediated diseases such as gMG, aHUS and LN. We initiated a Phase 2 clinical trial with RA101495 SC for gMG in the fourth quarter of 2017 and a Phase 1b clinical trial in patients with renal impairment, supporting development in aHUS and LN, in the first quarter of 2018. We expect topline data from our gMG trial in the first half of 2019 and data from our renal impairment study in the second half of 2018. In addition to RA101495 SC and our collaboration with Merck, we have discovery and preclinical programs targeting selective inhibition of other complement factors, including Factor D administered SC for DDD and C3GN, an oral, small molecule C5 inhibitor, and other complement inhibitors for certain autoimmune and CNS diseases.

RA101495 SC for Paroxysmal Nocturnal Hemoglobinuria

Background

        PNH is a rare, chronic, debilitating, acquired blood disorder that is most frequently diagnosed in early adulthood and usually continues throughout the life of the patient. Some of the prominent symptoms of PNH include severe anemia, a condition that results from having too few healthy red blood cells, severe abdominal pain, severe headaches, back pain, excessive weakness and fatigue. If not treated, PNH results in the death of approximately 35% of affected individuals within five years of diagnosis, and 50% of affected individuals within 10 years of diagnosis, primarily due to the formation of life-threatening blood clots inside the blood vessels, or thrombosis. We estimate that there are approximately 16,000 PNH patients worldwide. Eculizumab, the only drug currently approved to treat PNH, had reported worldwide sales of approximately $3.1 billion in 2017 for its two approved indications. A third-party study estimated that, as of 2015, the cost per year for treatment with eculizumab was approximately $543,000 in adults.

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

Potential Benefits of Our Approach

        RA101495 SC is a potent synthetic macrocyclic peptide inhibitor of C5, which is a clinically validated target for patients with PNH. We are developing RA101495 SC as a convenient, self-administered product that can be administered in a small daily, or less frequent, such as weekly, dose. We believe this approach will facilitate sustained hemolysis suppression, greatly reducing the possibility of breakthrough hemolysis in eculizumab naïve and eculizumab switch patients who were transfusion-independent on eculizumab. In addition, we believe self-administration will alleviate the significant time and cost burden associated with regular intravenous infusions by healthcare professionals, as well as reduce complications associated with IV infusions, including infections, thrombosis, and loss of venous access.

        RA101495 SC is designed to bind C5 and block generation of C5a, C5b and MAC, potentially reducing hemolysis in humans to similar levels as eculizumab and allowing physicians to treat PNH with the same therapeutic rationale as the approved monoclonal antibody. Also, RA101495 SC binds to a site on C5 that is distinct from that of eculizumab, potentially conferring additional benefits, including the treatment of patients with R885H/C mutations, a population of PNH patients that does not respond to eculizumab. Importantly, RA101495 SC also blocks interaction of C5b with C6 and the formation of the MAC. For more information, see the figure in the section titled "The Complement System." We believe this feature of directly blocking MAC assembly would be a differentiating property of RA101495 SC that may be beneficial to patients in hypercoagulative and inflammatory states, such as infection, sepsis and trauma.

        In addition, RA101495 SC is a synthetic product, and we expect that it can be produced at commercial scale at lower cost than biologics and monoclonal antibodies. As a synthetic, non-biologic product, RA101495 SC has essentially no risk for contamination by viruses and animal cell products.

Clinical Development

        We have completed a Phase 1 clinical trial of RA101495 SC in healthy volunteers in Australia. We initiated our Phase 2 clinical program in PNH patients in the second quarter of 2017, completed dosing and announced our topline data in February 2018 and expect to have our end-of-Phase 2 meeting with various regulators in the first half of 2018.

Phase 2 Clinical Program

        The global Phase 2 program was designed to evaluate the safety, tolerability, efficacy, PK, and PD of RA101495 SC in patients with PNH. The program consisted of two open-label Phase 2 trials, one conducted in the U.S., and one conducted outside the U.S. In these trials, we enrolled three distinct populations of PNH patients based on their treatment history:

  •
  eculizumab naïve patients, meaning patients who have never received eculizumab (Ex-U.S. Protocol).

  •
  eculizumab switch patients, meaning patients who are currently treated with eculizumab (Ex-U.S. Protocol).

  •
  eculizumab inadequate responders, meaning patients who are currently treated with eculizumab but have inadequate response.

        All patients enrolled in the Phase 2 studies received a single, 0.3 mg/kg SC loading dose of RA101495 SC, followed by 0.1 mg/kg SC daily thereafter. Following two weeks of treatment and based on a review of safety and efficacy data, patients continued with 0.1 mg/kg daily or, if needed, the dose was increased to 0.3 mg/kg daily to achieve adequate control of hemolysis. Patients in all three cohorts were eligible for a long-term extension study following the completion of the initial 12-week studies. The primary efficacy endpoint is change in lactate dehydrogenase ("LDH") from baseline.

        On February 12, 2018, we announced the completion of dosing and topline data for our global Phase 2 clinical program in PNH.

        We enrolled a total of 29 patients across three cohorts in the Phase 2 clinical program in PNH. The first cohort enrolled 10 patients who had not previously been treated with eculizumab. We refer to these patients as eculizumab naïve patients. The second cohort enrolled 16 patients, who, prior to the trial were treated with an eculizumab regimen and, in connection with the trial, were switched over to treatment with RA101495 SC. We refer to these patients as eculizumab switch patients. The third cohort enrolled three patients. These patients are U.S.-based and were inadequate responders to eculizumab and who were also switching over to RA101495 SC. We refer to these patients as eculizumab inadequate responders.

        The primary efficacy endpoint was the change in LDH levels, from baseline to the mean level from week 6 to week 12 of the trial. Patients in all three cohorts were eligible to enter a long-term extension study following the completion of the initial 12-week dosing period.

        The Figure 2 below summarizes, with respect to all three cohorts in our global Phase 2 clinical program in PNH, the patient enrollment, disposition, and continuation in the long-term extension study following the completion of the initial 12-week dosing period.

Figure 2. Phase 2 Patient Disposition

        A total of 21 patients across all three cohorts completed the initial 12-week dosing period of whom 16 (or 76%) continue to receive treatment with RA101495 SC in our long-term extension study: 8 eculizumab naïve patients, 5 eculizumab switch patients, and all 3 eculizumab inadequate responders.

        The data cut-off date for the December 4, 2017 interim results was November 30, 2017 and the data cut-off date for the topline data published on February 12, 2018 was February 7, 2018.

Eculizumab Naïve Cohort

        On December 4, 2017, we announced that all 10 patients enrolled in the eculizumab naïve cohort had completed dosing and that RA101495 SC met the primary endpoint in these eculizumab naïve patients (n=10). As previously noted, we observed a rapid, robust, and sustained reduction in LDH levels compared to baseline (p=0.002) and near complete suppression of complement activity, as depicted in the right panel in Figure 3 below. The study population enrolled in this cohort is typical of patients referred for initiation of C5 inhibitor therapy in real-world clinical practice. The mean baseline LDH level was greater than 1000 U/L, with a range up to 2435 U/L, and the median granulocyte clone size was 87.7%, indicative of severe disease. As shown in the left panel of Figure 3 below, RA101496 SC administration resulted in a rapid, sustained, and near-complete inhibition of hemolysis activity in patients' sera.

Figure 3. Complement Inhibition (left) and LDH Reduction (right).

Data presented based on data cut-off of February 7, 2018

        Of note, six out of the ten eculizumab naïve patients were transfusion dependent prior to initiation of RA101495 SC. As depicted in Figure 4 below, 50% (3/6) of eculizumab naïve patients who required a blood transfusion during the six months prior to enrollment, who we refer to as transfusion-dependent patients remained transfusion-free while on study.

Figure 4. Transfusion Dependence on RA101495 SC.

Data presented based on data cut-off of February 7, 2018

        Based on topline data, meaningful improvements in standard measures of quality of life, as shown by the Functional Assessment of Chronic Illness Therapy ("FACIT") fatigue score, were observed, as well as a high level of patient satisfaction with SC self-administration based on patient surveys. By the end of the 12-week treatment period with RA101495 SC, the mean FACIT score increased by 5.9 points, consistent in both direction and magnitude with the eculizumab experience from TRIUMPH study, and which we believe is illustrative of how similar improvements in hemolytic markers such as LDH may translate to clinical benefits in quality of life.

        Additionally, at the end of the 12-week treatment period with RA101495 SC, we conducted a brief survey to evaluate patients' degree of treatment satisfaction with once daily SC self-administration on a simple 5-point scale. The mean treatment satisfaction score for the cohort was 4.3 points, falling between the responses of "satisfied" and "very satisfied."

        On December 4, 2017, we summarized two case studies from the treatment naïve cohort, which we believe further illustrate the pharmacologic activity of RA101495 SC. In case study one (as depicted in the left Figure 5 below), with data available through the cutoff date of February 7, 2018, RA101495 SC controlled LDH in the patient with the very highest baseline LDH levels in the study (2435U/L), a level consistent with that seen in patients enrolled in the TRIUMPH trial of eculizumab. Treatment with RA101495 SC in this patient resulted in an 88% reduction in LDH from baseline to week 12, and continued through the extension study to week 24. We believe these results support that RA101495 SC has the potential to control LDH even in PNH patients with the highest levels of hemolytic activity, and indicate that the LDH level achieved on treatment is not governed by the baseline LDH, but by the adequacy of complement inhibition achieved.

        In case study two (as depicted in the right Figure 5 below), the long-term follow-up is provided for one of the two patients presented in our initial data release from June 2017 (and December 2017). This patient had a transient breakthrough hemolysis event at week six that was attributed to an inter-current viral infection. Treatment with RA101495 SC was continued at the same dose, and LDH levels normalized rapidly at that time. With continued long-term treatment, LDH has remained well-controlled, and there have been no further recurrences of breakthrough hemolysis during the following 7.5 months of treatment.

Figure 5. Case Studies from Eculizumab Naïve Cohort

Data presented based on data cut-off of February 7, 2018

        As of February 7, 2018, eight of 10 eculizumab naïve patients continue on the long-term extension study, with the two initial eculizumab naïve patients dosing out to 36 weeks with sustained LDH control with no significant safety or tolerability issues observed.

        The Phase 2 study provided evidence supporting the dose required for near-complete complement inhibition. Whereas the 0.1 mg/kg dose of RA101495 SC administered in the Phase 2 study in PNH resulted in sub-maximal inhibition of hemolysis (<95% at trough), the 0.3 mg/kg dose of RA101495 SC resulted in near-complete inhibition of hemolysis (≥ 95% at trough at all timepoints). We believe these data supports the selection of 0.3 mg/kg RA101495 SC daily as the recommended dose for our planned Phase 3 studies in PNH.

Figure 6. PK/PD Relationship for RA101495 SC Based on Phase 1 (HV) and Phase 2 (PNH, Naïve) Data.

Eculizumab Switch Cohort

        In the eculizumab switch cohort, which enrolled 16 patients, 5 patients were transfusion-independent at baseline (before switching to RA101495 SC) and 11 were transfusion-dependent at baseline. Topline results from the completed switch cohort provide initial evidence of near complete, sustained, and uninterrupted inhibition of complement activity during and after eculizumab washout. As depicted in Figure 7 below, the LDH response observed to date in switch patients was bimodal based on prior transfusion requirements on eculizumab. In transfusion-independent patients from this cohort (n=5), a population segment representing the majority of patients currently treated with eculizumab

(approximately 80% of patients on long-term eculizumab therapy), switching to RA101495 SC has resulted in overall stable mean LDH levels with only one patient (1/5) withdrawing early due to breakthrough hemolysis and reverting to eculizumab without complications. Among patients who were transfusion-dependent at baseline (n=11), breakthrough hemolysis occurred after switching in seven patients (7/11), who all reverted to eculizumab treatment without complications. Of note, our Phase 2 clinical trial of RA101495 SC enrolled a disproportionately larger percentage of transfusion-dependent PNH patients compared to estimates of the percentage of transfusion-dependent PNH patients on long-term eculizumab therapy in the real world. Persistent transfusion-dependence, which occurs in up to 20 percent of the eculizumab-treated population, is most commonly attributable to extravascular hemolysis driven by intense C3 deposition on erythrocytes. This condition, a unique complication of long-term eculizumab therapy in certain PNH patients, may not be adequately addressed by inhibition at the level of C5, and published data suggest that targeting complement upstream of C5 (e.g. Factor D or C3) may have greater utility in this small subset of PNH patients.

Figure 7. Mean LDH Values in Switch Cohort.

Data presented based on data cut-off of February 7, 2018

        On December 4, 2017 (as depicted in Figure 8 below), we summarized a case study of a 28-year old male who had been on eculizumab for seven years and was transfusion-independent at the time of enrollment. His last dose of eculizumab was two weeks prior to the baseline visit. After switching to RA101495 SC, LDH has remained well-controlled through 24 weeks of administration, and the patient continues to receive study drug in the long-term extension.

Figure 8. Case Study: Successful Switching from Eculizumab to RA101495 SC.

Data presented based on data cut-off of February 7, 2018

        As of February 7, 2018, five of the eight patients in the eculizumab switch cohort who completed dosing are continuing on the long-term extension study with sustained LDH control, and no major safety or tolerability issues observed.

Eculizumab Inadequate Responder Cohort

        In the U.S.-based cohort of inadequate responders to eculizumab who have a history of elevated LDH, three patients were enrolled, consisting of two patients that were transfusion-independent at baseline and one patient that was transfusion-dependent at baseline. As of February 7, 2018, all three patients have completed 12 weeks of dosing and all three inadequate responders to eculizumab continue on the long-term extension study with sustained LDH control with no major safety or tolerability issues observed.

        Topline results from the first patient in this cohort show LDH stabilization and relief of side effects associated with eculizumab intolerance, as depicted in Figure 9 below. The patient is a 53-year old male with modestly elevated LDH and documented intolerance to eculizumab characterized by fatigue and whole-body pain after each infusion. As a result of eculizumab-intolerance he was only able to receive 450 mg of eculizumab every two weeks, lower than the standard dose of 900 mg. As depicted in Figure 9 below, following switching from eculizumab to RA101495 SC, LDH improved and remained consistently below 1.5xULN, while at the same time the symptoms related to eculizumab-intolerance have resolved and the patient has been able to down-titrate pain medications.

Figure 9. Case Study: First Inadequate Responder (U.S.).

Data presented based on data cut-off of February 7, 2018

        As depicted in Figure 10 below, across transfusion-independent patients switching from eculizumab to RA101495 SC (n=7), pooled from both the switch cohort and the U.S.-based inadequate responder cohort, mean LDH and hemoglobin levels have remained stable from baseline through the cut-off date of February 7, 2018 for those patients remaining on study. One patient out of these seven withdrew from the study early and reverted to eculizumab due to breakthrough hemolysis.

Figure 10. Stabilization of LDH and Hemoglobin in Transfusion-Independent Patients after Switching from Eculizumab to RA101495 SC in Switch and Inadequate Responder Cohorts—Pooled Data.

                                 SC

Data presented based on data cut-off of February 7, 2018

        Across all cohorts, no major safety or tolerability concerns have been identified as of February 7, 2018 after more than 500 patient weeks of cumulative exposure. The majority of adverse events were deemed unrelated to the study drug and the most frequent study drug-related adverse event to date was headache. No meningococcal infections or thromboembolic events have been observed. Out of more than 3,500 doses administered to date, only nine mild (grade 1) injection site reactions have occurred in five patients. As of February 7, 2018, full compliance with once daily SC self-administration of RA101495 SC has been observed.

        Based on the topline results of the Phase 2 studies, we are planning to conduct a Phase 3 program to support the approval of RA101495 SC in PNH. Both treatment naïve and switch patients who were transfusion-independent on eculizumab were generally well-controlled on RA101495 SC, and both of these populations are planned for inclusion in our Phase 3 program.

        Our goal is to seek rapid approval of RA101495 SC for PNH and, if approved, leverage convenience and competitive pricing for RA101495 SC to expand patient access around the world and establish RA101495 SC as first-line therapy in PNH. We plan to hold end-of-Phase 2 meetings with regulators in the first half of 2018 and start our Phase 3 program for PNH in the second half of 2018. If developed and approved, we believe, due to its convenient product profile and our anticipated pricing flexibility, RA101495 SC has the potential to serve as the natural first-line therapy for newly diagnosed naïve patients with PNH, which we estimate to constitute approximately 10% of the patient population, as well as an attractive and convenient alternative for transfusion-free patients switching from eculizumab, which we estimate to constitute approximately 72% of the patient population. In sum, we believe we can address over 80% of the current PNH market. We believe the majority of patients with PNH have yet to initiate treatment. In developing its commercial presentation, we intend to leverage key properties of RA101495 SC, including its stability at room temperature, small volume, as well as low viscosity, resistance to shear forces and compatibility with fine-gauge needles.

Phase 1 Clinical Trial in Healthy Volunteers

        In the second quarter of 2016, we completed a Phase 1 randomized, double-blind, placebo controlled clinical trial of RA101495 SC in healthy volunteers. The Phase 1 study was designed to assess the safety, tolerability, pharmacokinetics ("PK") (the activity of a drug after it enters the body of the patient), and pharmacodynamics ("PD") (the effect of a drug on the target of interest and the patient), of RA101495 SC following single- and multiple-dose SC administration. In the Phase 1 trial, PK assessment focused on the concentration of drug in the plasma, and PD assessment focused on the suppression of hemolysis and complement activity. The results from this trial were presented at the European Hematology Association meeting on June 10, 2016.

Results from the Phase 1 Trial

        In healthy volunteers, we observed the following in subjects treated with RA101495 SC, as compared to placebo:

  •
  highly predictable, dose dependent PK after single and multiple dose SC injections;

  •
  maintenance of robust ex vivo hemolysis suppression and complement inhibition with daily SC dosing;

  •
  near-complete suppression of ex vivo hemolysis and complement activity after a single SC dose; and

  •
  an acceptable safety and tolerability profile with no serious adverse events reported.

Preclinical Studies

        We have completed numerous preclinical studies with RA101495 SC in laboratory animals and in vitro experiments. RA101495 SC is designed to be a potent inhibitor of primate complement and a poor inhibitor in most other species, therefore in vivo evaluation of PK and PD was conducted in cynomolgus monkeys. Preclinical data demonstrate the strong correlation between plasma levels of drug and inhibition of complement activity in cynomolgus monkeys. These data show that plasma concentrations greater than or equal to 2.5 µg/ml are sufficient to inhibit greater than 90% of complement activity in cynomolgus monkey.

        Preclinical data are representative of multiple studies conducted in cynomolgus monkeys and show plasma levels of RA101495 SC and complement activity as measured by hemolysis of antibody sensitized sheep red blood cells following seven daily SC doses of 0.21 mg/kg and for 11 days following the last dose.

        We have evaluated the effects of RA101495 SC in a combination of efficacy and standard in vitro and in vivo toxicology assays to identify what we believe to be the appropriate first-in-human dose and dose-limiting toxicity for RA101495 SC.

RA101495 SC for Generalized Myasthenia Gravis

Background

        Myasthenia gravis ("MG") is a chronic, autoimmune, neuromuscular disease characterized by weakness and fatigue of voluntary muscles.

        Patients with MG present with muscle weakness that becomes increasingly severe with repeated use and recovers with rest. Weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb, and respiratory muscles. This progression is often described as the generalized, or severe, form of the disease. gMG is estimated to affect over 80,000 individuals worldwide.

        gMG symptoms may become life-threatening when muscle weakness involves the diaphragm and intercostal muscles in the chest wall that are responsible for breathing. The most severe complication of gMG, known as myasthenic crisis, requires hospitalization, intubation, and mechanical ventilation.

        MG is characterized by the production of autoantibodies that interfere with the normal transmission of electrical signals from nerves to muscles. The most common target of autoantibodies in MG is the acetylcholine receptor ("AChR"), which is located at the site at which a motor neuron transmits signals to a skeletal muscle fiber, known as the neuromuscular junction. Binding of anti-AChR autoantibodies to the AChR results in activation of the classical complement cascade and assembly of the membrane attack complex ("MAC"). Influx of calcium through the MAC causes local damage to the postsynaptic membrane, local inflammation, diminished response to acetylcholine, and reduced responsiveness of the muscle.

        Inhibition of terminal complement activity at the level of C5 or C6 has been demonstrated to prevent development of disease pathology in experimental animal models of MG. RA101495 SC potently inhibits C5. Furthermore, eculizumab, a humanized monoclonal inhibitor of C5, was recently approved to treat MG patients.

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

        MG is currently treated with cholinesterase inhibitors and non-specific immunosuppressive agents, including azathioprine, cyclophosphamide, cyclosporine, intravenous immunoglobulin ("IVIG") mycophenolate, prednisone, and tacrolimus. Alexion Pharmaceuticals recently announced approval of eculizumab for the treatment of refractory MG in Europe and gMG in the U.S.

Potential Benefits of Our Approach

        We believe that inhibiting terminal complement activity with our C5 inhibitor RA101495 SC may block complement-mediated damage to the motor endplate thereby preserving responsiveness to signaling and potentially preventing muscle weakness. Following promising clinical data collected to date from which we observed the favorable PK and PD profile for RA101495 SC, we believe the convenience of once-daily, SC, self-administration of RA101495 SC may enable treatment of a broad population of gMG patients.

Clinical Development Plan

        We plan to leverage our work in PNH to efficiently advance clinical development of RA101495 SC for gMG. In December 2017, we initiated dosing in our Phase 2, dose-finding, multicenter, randomized, double-blind, placebo-controlled trial, which is designed to evaluate the safety, tolerability, and preliminary efficacy of RA101495 SC in patients with gMG. The trial is expected to enroll approximately 36 patients. At the outset of the 12-week treatment period, patients will be randomized in a 1:1:1 ratio to receive daily SC doses of 0.1 mg/kg of RA101495 SC, 0.3 mg/kg of RA101495 SC, or matching placebo. The primary efficacy endpoint is change in Quantitative Myasthenia Gravis ("QMG") score from baseline to week 12. All patients will have the opportunity to receive RA101495 SC in a long-term extension study. We expect topline data from this trial in the first half of 2019.

RA101495 SC for Atypical Hemolytic Uremic Syndrome

Background

        aHUS is a rare disease driven by uncontrolled activity of the alternative pathway of complement characterized by blood clot formation in small vessels, destruction of red blood cells (hemolysis) leading to anemia, and acute kidney injury. The atypical form of HUS occurs in the absence of infection with Shiga toxin producing strains of E. Coli or Streptococcus pneumoniae, which are common in cases of "typical" HUS. aHUS comprises <10% of cases of hemolytic uremic syndrome. The prognosis of aHUS is poor with ~50% of patients progressing to end stage renal disease within 5 years of diagnosis. Approximately 40% of aHUS can be linked to mutations in genes encoding complement proteins such as Factor H, Factor I, CD46, C3 and Factor B. These mutations cause dysregulation of the alternative pathway of complement and generation of C5a and MAC deposition on endothelial cells, leading to cell injury. The estimated annual incidence of aHUS is approximately 2 per million.

Current Treatments and Limitations

        Eculizumab (Soliris, Alexion), a monoclonal antibody targeting C5, is currently the only FDA-approved therapy for aHUS. Eculizumab therapy is administered via intravenous infusion by a healthcare professional every other week. Eculizumab binds circulating C5 and prevents cleavage by C5 convertases, thereby blocking formation of C5a and assembly of MAC. Patients on eculizumab therapy experience substantial reduction in thrombosis and improved kidney function, providing clinical validation for inhibition of C5 in this disease, although the response was more pronounced in patients with shorter duration of disease prior to initiation of eculizumab treatment.

Potential Benefits of Our Approach

        We believe that because RA101495 SC binds C5 and inhibits generation of C5a and MAC, it will be effective in preventing clot formation, anemia, and kidney disease in aHUS. Finally, we believe that daily SC administration of RA101495 SC may provide improved disease control and improved patient quality of life over biweekly intravenous infusion.

Clinical Development Plan

        In January 2018, we initiated dosing in our Phase 1b clinical trial in patients with renal impairment, supporting development of RA101495 SC in complement-mediated renal diseases, such as aHUS and LN. Our Phase 1b, multi-center, open-label trial is designed to evaluate the PK profile of RA101495 SC in these patients. The trial is planned to enroll approximately 16 subjects, including eight patients with severe renal impairment matched with eight healthy control subjects with normal renal function. Each patient will receive a single SC dose of 0.3 mg/kg of RA101495 SC. The trial will compare the PK profile in patients with renal impairment with subjects with normal renal function. We expect topline data in our renal impairment study in mid-2018, enabling the initiation of a follow-on study in aHUS in the second half of 2018.

RA101495 SC for Lupus Nephritis

Background

        Systemic lupus erythematosus ("SLE") is a serious, potentially lethal autoimmune disorder characterized by multi-organ involvement and a chronic relapsing clinical course. LN refers to the specific involvement of the kidney that is seen in approximately 20% of SLE patients. It is estimated that approximately 63,000 individuals in the U.S. have LN. Although LN is a chronic disease, its course is characterized by intermittent periods of acute kidney inflammation and high disease activity, which are known as nephritic flares. The cumulative impact of these flares over time can cause irreversible damage to the kidneys. Although immunosuppressive therapy has improved prognosis for patients with LN, approximately 10% to 15% of these patients will develop end-stage renal disease, requiring a kidney transplant or initiation of dialysis. As such, LN is associated with an approximately six-fold increase in the rate of mortality compared with the general population.

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

Potential Benefits of Our Approach

        We believe that RA101495 SC, by binding C5 and inhibiting generation of both C5a and MAC, may prevent progression of kidney disease in LN by blocking complement-mediated damage to kidney cells. By inhibiting renal injury, we believe that RA101495 SC may reduce dependence on steroids and other immunosuppresive agents, thereby potentially improving the long-term outcome for patients.

Clinical Development Plan

        In January 2018, we initiated dosing in our Phase 1b clinical trial in patients with renal impairment, supporting development of RA101495 SC in complement-mediated renal diseases, such as aHUS and LN. Our Phase 1b, multi-center, open-label trial is designed to evaluate the PK profile of RA101495 SC in these patients. The trial is planned to enroll approximately 16 subjects, including eight patients with severe renal impairment matched with eight healthy control subjects with normal renal function. Each patient will receive a single SC dose of 0.3 mg/kg of RA101495 SC. The trial will compare the PK profile in patients with renal impairment with subjects with normal renal function. We expect topline data in our renal impairment study in mid-2018, enabling the initiation of a follow-on study in LN in 2019.

Our Discovery Programs

Factor D—C3 Glomerulonephritis/Dense Deposit Disease

        We are developing specific inhibitors of Factor D, a critical component of the alternative pathway of complement, as targeted drug candidates for C3GN. By blocking the alternative pathway upstream of C3, we believe that this mechanism may prevent C3 deposition and subsequent renal injury.

        C3GN and DDD are closely-related but distinct alternative pathway complement-mediated diseases characterized by C3 deposition in the kidney, with absent or minimal immunoglobulin deposition. The two diseases can be distinguished from each other by electron microscopy, based on the precise location and pattern of C3 deposits within the kidney. The combined prevalence of C3GN and DDD is 1-3 per million individuals, with an estimate of approximately 1,000 patients in the U.S. The clinical features of C3GN and DDD include compromised renal function and high blood pressure. The pathophysiology of C3GN and DDD involves both genetic factors and acquired triggers. Patients typically present in adolescence or early adulthood, following an infectious episode which, in susceptible individuals results in uncontrolled activation of C3. Susceptibility to C3GN and DDD may be inherited on the basis of mutations in proteins that regulate the alternative pathway of complement activation.

        There are no approved therapies for C3GN or DDD. Patients are usually treated with angiotensin converting enzyme inhibitors and angiotensin II receptor blockers to modulate proteinuria, and with nonspecific immunosuppressants, including corticosteroids, when kidney inflammation is present.

Oral C5 Inhibitor

        We are actively pursuing the identification of orally-bioavailable inhibitors of C5 that bind to and inhibit targets in similar ways as our peptides but are traditional small molecules with the benefit of oral bioavailability. Leveraging our structural knowledge of C5 we have identified two series of molecules. Both series have demonstrated oral bioavailability in rat DMPK and low nanomolar potency has been observed in vitro in a red blood cell hemolysis assay. Furthermore, one of these series bind to a previously unrecognized site on C5, inhibiting cleavage and activation of C5.

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

        In addition to the programs described above, we also have discovery and preclinial programs targeting selective inhibition of various complement factors for other indications. For example, we are also developing a Factor D inhibitor program designed to reduce C3 fragment coating on PNH red blood cells and subsequent spleen phagocytosis, which could potentially increase the risk of infection and limit investigator interest, but which we also believe has the potential to serve as an efficacious treatment method.

Our Extreme Diversity Platform

        Known as our Extreme Diversity platform, our proprietary macrocyclic peptide chemistry technology allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules.

        We utilize a process called "mRNA display" to produce extremely large and diverse libraries of peptides from which to screen for potential product candidates. Figure 11 illustrates the step-by-step process of mRNA display.

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

  •
  Step 4, DNA amplification.  After an initial set of peptides that bind to the target protein are selected, we leverage the mRNA to then amplify the peptides' corresponding DNA via a DNA amplifying technique called Polymerase Chain Reaction ("PCR").

  •
  Steps 5, 6 and 7, repeat process to select lead candidate.  The cycle can be repeated to enrich for candidate peptides (Step 5), and the DNA's sequence is ultimately determined, and desired peptide candidates are synthesized based on the information in its corresponding DNA (Step 6), and candidate peptides are then further screened and optimized for desired target binding affinity to select a lead candidate (Step 7).

Figure 11. A Diagram Illustrating Our Extreme Diversity Platform.

        RA101495 SC and our pipeline of peptide product candidates were discovered using our Extreme Diversity platform, our proprietary technology that allows us to rapidly and efficiently discover cyclic peptides comprised of natural and non-natural amino acids, with the advantages set forth below.

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

        We protect our intellectual property rights related to the Extreme Diversity program through a combination of licensed patents, trade secrets and know-how. For more information, see the section titled "Intellectual Property."

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

        At the signing of the agreement, Merck made an upfront non-refundable, technology license fee of $4.5 million to us. In addition, during the research term, which ended in April 2016, the agreement provided for reimbursement of research and development services provided by us in accordance with pre-specified limits for the number of our full-time equivalent employees working under the agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular target with a large market opportunity, for which we had received $3.5 million in preclinical milestone payments as of December 2017.

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

Intellectual Property

Overview

        We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including our Extreme Diversity platform. This includes seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets and know-how that may be important for the development of our business. This includes aspects of our proprietary technology platform, our continuing technological innovation; and on in-licensing opportunities used to develop, maintain, and strengthen our position in the field of peptide, peptidomimetic, and small molecule-based therapeutics. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

        Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our product candidates, technology and know-how, defend and enforce our patents, prevent others from practicing our technology by enforcing our proprietary rights, preserve the confidentiality of our trade secrets, and operate without infringing the proprietary rights of others.

        Our ability to stop third parties from making, having made, using, selling, offering to sell or importing our products depends in large part on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third-party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents, or any patents that may be granted to us in the future, will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see "Risk Factors—Risks Related to Our Intellectual Property."

        We seek to protect our proprietary position in a variety of ways, including by pursuing patent protection in certain jurisdictions where it is available. For example, we file U.S. and selected foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also intend to seek patent protection, or rely upon trade secret rights, to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products or improvements thereof. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

        The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional application which matures into a granted patent. A U.S. patent also may be accorded a patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent caused by the U.S. Patent and Trademark Office. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application. In addition, in the U.S., the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

Company-Owned Intellectual Property

        Our lead C5 inhibitor portfolio includes six families of U.S. patent applications directed to our lead C5 inhibitor and related methods of formulation and use in addition to clinical studies outcomes, and to date have received a notice of allowance for one set of claims in this series. Any patents that may grant from these patent applications are generally expected to expire between 2035 and 2038, subject to possible patent term extensions.

        We also own two U.S. patents, and have received a notice of allowance in a third application in the same family. Along with this family we are prosecuting various patent applications directed to other technologies. The U.S. patents are expected to expire in 2034, and any patents granted on the pending applications are expected to expire between 2034 and 2038, subject to possible patent term extensions.

Licensed Intellectual Property

        We have exclusively licensed one patent family directed to an in vitro translation system for incorporating unnatural amino acids from Dr. A. C. Forster. This family, which covers certain rights related to our Extreme Diversity platform, includes five granted patents, including one in the U.S. and four in foreign jurisdictions including Australia, Canada, Europe and Japan. Patents in this family are generally expected to expire in 2022, subject to possible patent term extensions. This license may be terminated if we fail to make payments thereunder, if we commit a material breach of our obligations thereunder, or if we make an assignment for benefit of creditors or have a petition in bankruptcy filed; also, we may terminate the license for any reason upon 30 days' prior written notice. As of the date of this Annual Report on Form 10-K, we have paid an aggregate amount of approximately $265,000 under this license. In connection with the execution of this license, we paid an issue fee of approximately $175,000, and annual maintenance fees are approximately $15,000. In addition, we issued equity in the amount of approximately 8,500 shares of common stock in connection with this license. The license provides for running royalties equal to 0.25% of net sales of licensed products thereunder, payable on a country-by-country and licensed product-by-licensed product basis until the expiration of the last valid claim covering such product in such country.

        We also have a fully paid-up, non-exclusive license to more than 20 U.S. and more than 50 foreign granted patents directed to various display library technologies as a result of our acquisition of Cosmix, which covers other rights related to our Extreme Diversity platform. These include patents that have been granted in the U.S., Canada, China, Europe, India, Israel, Japan, Korea, New Zealand, Russia, South Africa, and Taiwan. These patents are generally expected to expire between 2018 and 2022, subject to possible patent term extensions. We paid an aggregate amount of approximately $1.4 million and approximately 123,456 shares of common stock in connection with the Cosmix acquisition that includes this fully paid-up license, though no breakdown of amounts specifically attributable to this license is available.

Trademark Protection

        We have filed for protection and our marks are allowed in the U.S. for the RA PHARMACEUTICALS mark for goods and services, the RA PHARMA word mark for goods, and the RA PHARMA logo mark for goods. We have filed for protection for goods and services in foreign jurisdictions, including Europe, Australia and Canada for the RA PHARMACEUTICALS word mark, the RA PHARMA word mark, and the RA PHARMA logo mark. We have received a Notice of Opposition for the RA PHARMA word mark (Application No. 015611726).

        We have filed for and obtained trademark protection in the U.S. for the RA PHARMA service word mark for "pharmaceutical research and development in the field of peptides and/or peptidomimetics; the foregoing services not related to rheumatoid arthritis." The mark is listed on the Principal Register, Registration No. 5022228.

        We have filed for and obtained trademark protection in the U.S. for the RA PHARMA service mark logo for "pharmaceutical research and development in the field of peptides and/or peptidomimetics; the foregoing services not related to rheumatoid arthritis." The mark is listed on the Principal Register, Registration No. 5026109.

        We have filed for and obtained trademark protection in Europe for the RA PHARMA logo mark for goods and services. The mark registered as Registration No. 015611775.

        While we have not filed for federal protection for our mark, EXTREME DIVERSITY, we do use the mark and rely on common law protections for such use.

Trade Secret Protection

        Finally, we may rely, in some circumstances, on trade secrets to protect our technology. In particular, with the earlier patents expiring by 2022, we anticipate relying in part on trade secrets to protect the know-how behind our proprietary peptide chemistry platform. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For further information, please see "Risk Factors—Risks Related to Our Intellectual Property."

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

        PNH.    The principal competitor for our program in PNH is eculizumab, a C5 inhibitor, which is marketed as Soliris by Alexion Pharmaceuticals and is the only drug approved for the treatment of PNH. Alexion Pharmaceuticals is also developing a next-generation C5 inhibitor named ALXN 1210 that has a less frequent intravenous dosing schedule. In addition, we are aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH, including the following:

  •
  product candidates directed at C5 inhibition such as Coversin, a small protein inhibitor of C5 being developed by Akari Pharmaceuticals that is in early clinical trials, LFG316, a monoclonal antibody inhibitor of C5 being developed by Novartis Pharma, ABP595, a biosimilar product candidate being developed by Amgen that is currently in clinical trials, and RO7112689, a monoclonal antibody inhibitor of C5 being developed by F. Hoffmann-La Roche;

  •
  a product candidate directed at C3 inhibition that is currently in preclinical development by Amyndas Pharmaceuticals;

  •
  a product candidate directed at C3 inhibition such as APL-2 that is currently in clinical development by Apellis Pharmaceuticals; and

  •
  other product candidates directed at other mechanisms of complement inhibition such as TNT009, an antibody against C1s, being developed by Bioverativ in early clinical trials, and ACH-4471, orally available small molecule inhibitors of complement Factor D, that are currently in preclinical and clinical development by Achillion Pharmaceuticals.

        Certain of our competitors are developing product candidates intended to be administered SC, IV or orally, with dosing frequencies ranging from twice daily to monthly, and with varying dose strengths and half-lives. We believe that the combination of SC administration, dose frequency, and dose strength will allow RA101495 SC to provide improved control of hemolysis and suppression of breakthrough hemolysis.

        gMG.    gMG is currently treated with cholinesterase inhibitors and non-specific immunosuppressive agents, including azathioprine, cyclophosphamide, cyclosporine, IVIG, mycophenolate, prednisone, and tacrolimus. Alexion Pharmaceuticals recently announced approval of eculizumab for the treatment of refractory MG in Europe and gMG in the U.S. Both rituximab, marketed by F. Hoffmann-La Roche, and belimumab, marketed by GlaxoSmithKline, which target B cell activity, and are in clinical development for gMG. Anti-CD40, in development as CFZ533 by Novartis Pharma, bortezomib, and the FcRN agonist ARGX-113 developed by Argen-X, are being tested in clinical trials in gMG. A therapeutic vaccine targeting B and T-cell receptors (CV-MG-01) is in early clinical testing for gMG.

        aHUS.    Eculizumab (Soliris, Alexion), a monoclonal antibody targeting C5, is currently the only FDA-approved therapy for aHUS. Eculizumab therapy is administered via intravenous infusion by a healthcare professional every other week. Eculizumab binds circulating C5 and prevents cleavage by C5 convertases, thereby blocking formation of C5a and assembly of MAC. Patients on eculizumab therapy experience substantial reduction in thrombosis and improved kidney function, providing clinical validation for inhibition of C5 in this disease, although the response was more pronounced in patients with shorter duration of disease prior to initiation of eculizumab treatment. Other compounds in development include ALXN 1210 (Alexion, Phase 3), Cemdisiran (Alnylam, Phase 2), OMS721 (Omeros, Phase 3).

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

Sales and Marketing

        We hold worldwide commercialization rights to all of our complement-mediated product candidates. Subject to receiving marketing approval, we intend to independently pursue the commercialization of RA101495 SC in PNH patients in the U.S. and Europe by building a focused sales and marketing organization in these geographies. We believe that such an organization will be able to address the community of physicians who are key specialists in treating the patient populations for which our product candidates are being developed.

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

        Outside of the U.S. and Europe, we may pursue the approval and commercialization of RA101495 SC for PNH patients either independently or in collaboration with others. We intend to develop and commercialize RA101495 SC for other indications independently or through collaborations with third parties.

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

        The process for manufacturing our product candidates consists of a multiple-stage-chemical synthesis, purification using liquid chromatography, and freeze drying into a powder form. The initial chemical synthesis process is similar to other cyclic peptide synthetic processes. For some of our products, the peptide is modified after cyclization using common synthetic processes to attach bio-distribution modifying chemical moieties. We expect the costs associated with manufacturing drug substance for our product candidates to be comparable to the current manufacturing costs for other complex and similarly sized peptide-based components, and because our product candidates are synthetic, we believe they can be manufactured in a more cost-effective manner relative to competitive biologic and monoclonal antibody therapies.

        We currently engage third-party manufacturers to provide clinical supplies, nonclinical supplies and fill-finish services for RA101495 SC.

Government Regulation

        Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions, including the European Union ("E.U."), extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the U.S.

        In the U.S., the FDA regulates drugs and devices under the Federal Food, Drug, and Cosmetic Act ("FDCA") and implementing regulations. Although we have not yet selected the device component to use for administration of our lead product candidate, we expect that, if approved, our lead drug product candidate may be regulated as a combination product, which means that it is composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product's primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our lead product candidate, we expect the primary mode of action to be attributable to the drug component of the product, which means that the FDA's Center for Drug Evaluation and Research would have primary jurisdiction over the premarket development, review and approval. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities. In addition, an applicant may need to recall a product.

        An applicant seeking approval to market and distribute a new drug product in the U.S. must typically undertake the following:

  •
  completion of nonclinical, or preclinical, laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice ("GLP") regulations;

  •
  submission to the FDA of an IND, which must take effect before human clinical trials may begin;

  •
  approval by an independent IRB representing each clinical site before each clinical trial may be initiated;

  •
  performance of adequate and well-controlled human clinical trials in accordance with good clinical practices ("GCP") to establish the safety and efficacy of the proposed drug product for each indication;

  •
  preparation and submission to the FDA of a new drug application ("NDA");

  •
  review of the product by an FDA advisory committee, where appropriate or if applicable;

  •
  satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current

    Good Manufacturing Practices ("cGMP") requirements and to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity;

  •
  satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

  •
  payment of user fees and securing FDA approval of the NDA; and

  •
  compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies ("REMS") and post-approval studies required by the FDA.

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

Human Clinical Trials in Support of an NDA

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

Review of an NDA by the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under the Prescription Drug User Fee Act ("PDUFA") as amended, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.4 million. PDUFA also imposes an annual prescription drug product program fee for human drugs, currently exceeding $300,000. These fees are typically increased annually.

        The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for "priority review" products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

        Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

        In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, the expected benefit of the product, the expected duration of treatment, the seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use ("ETASU"). ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, or the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Accelerated Approval Pathway

        The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality ("IMM") and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

        For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

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

        The accelerated approval pathway is usually contingent on a sponsor's agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product's clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA's Decision on an NDA

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

        In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Abbreviated New Drug Applications for Generic Drugs

        In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug ("RLD").

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

        Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity ("NCE") is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

        Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant's product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. An applicant who submits a section 505(b)(2) NDA, which is for new or improved formulations or new uses of previously approved drug products and where at least one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, also must certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

Pediatric Studies and Exclusivity

        Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act ("FDASIA") in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA's internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

        Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA's request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation and Exclusivity

        Under the Orphan Drug Act, the FDA may designate a drug product as an "orphan drug" if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the U.S., or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

        In July 2017, the FDA granted Orphan Drug Designation to RA101495 SC for the treatment of PNH in the U.S.

Patent Term Restoration and Extension

        A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product's approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Europe/Rest of World Regulation

        In addition to regulations in the U.S., a manufacturer is subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of products, if approved. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the E.U., for example, a clinical trial application must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country's requirements, clinical trial development may proceed. To obtain regulatory approval of an investigational drug under E.U. regulatory systems, a manufacturer must submit a marketing authorization application. More concretely, in the EEA (which is comprised of the 28 Member States of the E.U. plus Norway, Liechtenstein and Iceland, medicinal products can only be commercialized after obtaining a Marketing Authorization ("MA"). There are two types of marketing authorizations:

  •
  The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency ("EMA") and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the E.U.

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

        In Europe, the period of orphan drug exclusivity is ten years, although it may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. In November 2016, the European Commission has designated RA101495 SC as an orphan medicinal product for the treatment of PNH.

        For other countries outside of the E.U., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Pharmaceutical Coverage, Pricing and Reimbursement

        Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

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

        Outside the U.S., ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

        In the E.U., pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the E.U. provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

        The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, any of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

        The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that any of our product candidates, if approved, are sold in a foreign country, we may be subject to similar foreign laws.

        HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

        The Affordable Care Act ("ACA") imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $165,786 per year and up to an aggregate of $1,105,241 per year for "knowing failures." Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices or require the tracking and reporting of gifts, compensation or other remuneration to physicians.

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

Healthcare Reform

        There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, government control and other changes to the healthcare system in the U.S.

        By way of example, the U.S. and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the U.S. Congress passed the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:

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

  •
  establishment of the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% (increasing to 70% effective January 1, 2019) point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers' outpatient drugs to be covered under Medicare Part D; and

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

        Some of the provisions of the Affordable Care Act ("ACA") have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, the Bipartisan Budget Act of 2018 among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare Part D plans, commonly referred to as the "donut hole." The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plan, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on non-exempt medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to modify, repeal, or replace provisions of the ACA that are repealed. Thus, the full impact of the ACA, any law replacing elements of it, or the political uncertainty surrounding its repeal or replacement on our business remains unclear. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

        Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional

Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Employees

        As of December 31, 2017, we had 63 full-time or part-time employees, including 26 employees with M.D. or Ph.D. degrees. Of these employees, 52 employees are engaged in research and development activities and 11 employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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

        We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, as amended ("JOBS Act"). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2021; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Available Information

        We post our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the investor relations section of our public website (www.rapharma.com), free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can read our SEC filings over the Internet at the SEC's website at https://www.sec.gov/. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only. You may also read and copy any document we file with the SEC at its public reference facility at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

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

        We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $54.4 million, $28.9 million and $13.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $123.2 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

        We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

  •
  continue to develop and conduct clinical trials with respect to our lead product candidate, RA101495 SC;

  •
  initiate and continue research, preclinical and clinical development efforts for any future product candidates;

  •
  seek to identify additional research programs and additional product candidates;

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

        Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2017, our cash, cash equivalents were $70.4 million. In February 2018, we raised an additional $54.1 million in net proceeds in our underwritten public offering. Our research and development expenses were $45.3 million, $27.9 million and $15.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current or future product candidates or any product candidates that we acquire, if any. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, as a public company, we will incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

        We will be required to expend significant funds in order to advance the development of RA101495 SC, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Comprehensive tax reform legislation could adversely affect our business and financial condition.

        The United States, or U.S., government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, referenced herein as the Tax Reform Act. These changes include, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system and introducing certain anti-base erosion provisions. The effect of the Tax Reform Act on our business, whether adverse or favorable, is uncertain, and it may not become evident for some period of time.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are at a very early stage in our development efforts, our approach is unproven and we may not be able to successfully develop and commercialize any product candidates.

        RA101495 SC is a novel therapeutic compound and its potential therapeutic benefit is unproven. There is only one approved therapy inhibiting C5. Our product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess or compare favorably to the approved C5 inhibitor therapy. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for these or any other product candidates in clinical trials or in obtaining marketing approval thereafter. For example, although we have evaluated RA101495 SC in preclinical studies and have evaluated RA101495 SC in an early-stage clinical trial and in our Phase 2 clinical trial, we have not yet advanced RA101495 SC into Phase 3 clinical development, nor have we obtained regulatory approval to sell any product based on our therapeutic approaches.

        Our development plans include exploring the potential of complement inhibition, including C5 inhibition, to treat complement-mediated diseases for which complement inhibition has not been fully validated. This is an unproven approach to the treatment of diseases such as generalized myasthenia gravis, or gMG, atypical hemolytic uremic syndrome, or aHUS, and lupus nephritis, or LN. The scientific evidence to support the feasibility of developing products to treat such disease by C5 inhibition is both preliminary and limited. Accordingly, our focus on treating these diseases may not result in the discovery and development of commercially viable products.

        If we are unsuccessful in our development efforts, we may not be able to advance the development of our product candidates, commercialize products, raise capital, expand our business or continue our operations.

Our business depends heavily upon the success of RA101495 SC, which is still under development. If we are unable to obtain regulatory approval for or successfully commercialize RA101495 SC, our business will be materially harmed.

        We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of our lead product candidate, RA101495 SC. Successful continued development and ultimate regulatory approval of RA101495 SC for paroxysmal nocturnal hemoglobinuria, or PNH, and, in the future, a range of debilitating autoimmune diseases including gMG, aHUS and LN is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development program for RA101495 SC in PNH. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

  •
  we may not have sufficient financial and other resources to initiate or complete the necessary clinical trials for RA101495 SC;

  •
  notwithstanding topline results from our Phase 2 clinical trial and ongoing long-term extension trial in PNH, we may not be able to obtain adequate evidence of clinical efficacy and safety for RA101495 SC in PNH, gMG or renally impaired patients;

  •
  we do not know the degree to which RA101495 SC will be accepted as a therapy, if approved;

  •
  in our clinical programs, we may experience variability in patients, adjustments to clinical trial procedures and the need for additional clinical trial sites, which could delay our clinical trial progress;

  •
  the results of our clinical trials may not meet the level of statistical or clinical significance required by the Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory bodies for marketing approval;

  •
  notwithstanding complete enrollment in our Phase 2 clinical trial in PNH, we may have difficulty enrolling patients in trials if, for instance, a current or future effective standard of care limits the desire of patients, physicians, or regulatory agencies to participate in or support clinical trials;

  •
  notwithstanding the lack of meaningful safety or tolerability concerns in our Phase 2 clinical trial and ongoing long-term extension trial in PNH, patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to RA101495 SC, which could delay or prevent further clinical development;

  •
  the standards implemented by regulatory agencies may change at any time;

  •
  the FDA, EMA or other foreign regulatory agencies may require endpoints for a clinical trial for the treatment of PNH, gMG, aHUS and LN that differ from the endpoints of our planned current or future trials, which may require us to conduct additional clinical trials;

  •
  the mechanism of action of RA101495 SC is complex and we cannot guarantee the degree to which it will translate into a medical benefit in any indications;

  •
  if approved for PNH, gMG, aHUS and LN, RA101495 SC will likely compete with the off-label use of currently marketed products and other therapies in development;

  •
  our intellectual property rights may not be patentable, valid or enforceable; and

  •
  we may not be able to obtain, maintain, defend or enforce our patents and other intellectual property rights.

        Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a new drug application, or NDA, to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market RA101495 SC, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that RA101495 SC will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize RA101495 SC, we may not be able to generate sufficient revenue to continue our business.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do, and reducing or eliminating our commercial opportunity.

        The development and commercialization of new products is highly competitive. We expect that we, and any future collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or any future collaborators, may seek to develop or commercialize in the future, including from drugs that act through the complement system and drugs that use different approaches. The principal competitor for our program in PNH is eculizumab, a C5 inhibitor, which is marketed as Soliris by Alexion Pharmaceuticals and is the only drug approved for the treatment of PNH. Alexion Pharmaceuticals is also developing a next-generation C5 inhibitor named ALXN 1210 that is designed to use a less frequent intravenous dosing schedule. We are also aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH, including AMY101 directed at complement component 3, or C3, inhibition that is currently in early clinical development by Amyndas Pharmaceuticals, a product candidate directed at C3 inhibition such as APL-2 that is currently in clinical development by Apellis Pharmaceuticals, product candidates directed at C5 inhibition such as ALN-CC5, an RNAi therapeutic targeting the production of C5 being developed by Alnylam that is in early clinical trials, Coversin, a small protein inhibitor of C5 being developed by Akari Pharmaceuticals that is in early clinical trials, LFG316, a monoclonal antibody inhibitor of C5 being developed by Novartis Pharma, a biosimilar product candidate ABP595 being developed by Amgen that is currently in clinical trials, RO7112689, a monoclonal antibody inhibitor of C5 being developed by F. Hoffmann-La Roche, REGN3918, a C5 antibody developed by Regeneron and other product candidates directed at other mechanisms of complement inhibition such as ACH-4471, an orally available small molecule inhibitor of complement Factor D, that is currently in development by Achillion Pharmaceuticals.

        MG is currently treated with cholinesterase inhibitors and non-specific immunosuppressive agents, including azathioprine, cyclophosphamide, cyclosporine, intravenous immunoglobulin, or IVIG, mycophenolate, prednisone, and tacrolimus. Alexion Pharmaceuticals recently announced approval of eculizumab for the treatment of refractory MG in Europe and gMG in the U.S. Both rituximab, marketed by F. Hoffmann-La Roche, and belimumab, marketed by GlaxoSmithKline, which target B cell activity, are in clinical development for gMG. Anti-CD40, being developed as CFZ533 by Novartis

Pharma, bortezomib, and the FcRN agonist ARGX-113 developed by Argen-X, are being tested in clinical trials in gMG. A therapeutic vaccine targeting B and T-cell receptors (CV-MG-01) is in early clinical testing for gMG.

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

        We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have not previously submitted a NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

        Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. To date, subjects exposed to our product candidate RA101495 SC in our Phase 1 clinical trial have experienced drug-related side effects including injection site erythema, which was reported in patients receiving the highest dose, fatigue, headache, dizziness, rash and upper respiratory tract infection. In our Phase 2 clinical trial of RA101495 SC, the most frequent adverse effect that we observed was headache.

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

  •
  our reputation may suffer.

        Any of these events could harm our business and operations and could negatively impact our stock price.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

        Although the development and commercialization of RA101495 SC is our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies for complement-mediated diseases, including rare blood, neurologic, ocular, renal and inflammatory diseases. We will evaluate internal opportunities from our current product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from immune-mediated or orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

Our preclinical programs may not produce product candidates that are suitable for clinical trials or that can be successfully commercialized or generate revenue through partnerships.

        We must successfully complete preclinical testing for RA101495 SC and our other programs, which may include demonstrating activity and comprehensive studies to show the lack of toxicity and other adverse effects in established animal models, before commencing clinical trials for any product candidate. Many pharmaceutical and biological products do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. We also cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.

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

        Once a NDA is approved, the product covered thereby becomes a "reference-listed drug" in the FDA's publication, "Approved Drug Products with Therapeutic Equivalence Evaluations," or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the U.S. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

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

        The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market our product candidates in the U.S. or in other countries until we, or they, receive approval of a NDA from the FDA or marketing approval from applicable regulatory authorities outside the U.S. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the U.S. or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of a NDA.

        The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

        We may not be able to initiate or continue clinical trials required by the FDA, EMA or other foreign regulatory agencies for RA101495 SC if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. We will be required to identify and enroll a sufficient number of patients with PNH, gMG, aHUS and LN for each of our planned clinical trials of RA101495 SC in these indications. While we completed enrollment of patients in our Phase 2 clinical trial of RA101495 SC, there can be no assurance we will be successful in enrolling patients in our planned and future clinical trials in a timely manner or at all. Each of these is a rare disease or indication with relatively small patient populations, which could result in slow enrollment of clinical trial participants. For example, we estimate that there are approximately 16,000 PNH patients worldwide, approximately 94,000 gMG patients worldwide, 5,500 aHUS patients worldwide, and approximately 63,000 LN patients in the U.S.

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

        Further, there are only a limited number of specialist physicians who treat patients with these diseases, and major clinical centers are concentrated in a few geographic regions. We also may encounter difficulties in identifying and enrolling such patients with a stage of disease appropriate for our ongoing or future clinical trials. For example, based on topline results from our Phase 2 trial of RA101495 SC, for the switch patient population in our future Phase 3 program design, we currently expect to target only patients that are transfusion-independent on long-term eculizumab therapy. Moreover, some or all of the above factors, as well as other unanticipated causes, may result in delays to our ability to initiate or report data from these trials. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials.

Ingredients, excipients and other materials necessary to manufacture RA101495 SC may not be available on commercially reasonable terms, or at all, which may adversely affect the development and commercialization of RA101495 SC.

        We and our third-party manufacturers must obtain from third-party suppliers the active pharmaceutical ingredients, excipients and primary and secondary packaging materials necessary for our contract manufacturers to produce RA101495 SC for our clinical trials and, to the extent approved or commercialized, for commercial distribution. There is no guarantee that we would be able to enter into all the necessary agreements with third-party suppliers that we require for the supply of such materials on commercially reasonable terms or at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of RA101495 SC, our ability to generate revenue from the sale of RA101495 SC would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain active pharmaceutical ingredients, excipients and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

        We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Eculizumab is the only drug approved for the treatment of PNH, and even if we are able to obtain marketing approval of RA101495 SC for the treatment of PNH, we may not be able to successfully convince physicians or patients to switch from eculizumab to RA101495 SC. In addition, even if we are able to demonstrate our product candidates' safety and efficacy to the FDA and other regulators, safety concerns in the medical community may hinder market acceptance.

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

        Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors including government health administration authorities and private health coverage insurers. Third-party payors decide which medications they will cover and establish reimbursement levels. We cannot be certain that reimbursement will be available for RA101495 SC or any of our product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. The insurance coverage and reimbursement status of newly-approved products for orphan diseases is particularly uncertain, and failure to obtain or maintain adequate coverage and reimbursement for RA101495 SC or any other product candidates could limit our ability to generate revenue.

        If coverage and reimbursement are not available, or reimbursement is available only to limited levels, we, or any future collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

        The healthcare industry is acutely focused on cost containment, both in the U.S. and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

        In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

        Although we maintain clinical trial liability insurance, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

We currently have no marketing, sales or distribution infrastructure with respect to our product candidates. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

        We currently have no marketing, sales or distribution capabilities and have limited sales or marketing experience within our organization. If our product candidate RA101495 SC is approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize RA101495 SC, or to outsource this function to a third party. Either of these options would be expensive and time consuming. Some or all of these costs may be incurred in advance of any approval of RA101495 SC. In addition, we may not be able to hire a sales force in the U.S. or other target market that is sufficient in size or has adequate expertise in the medical markets that we intend to target. These risks may be particularly pronounced due to our focus on our lead indications of PNH, gMG, aHUS and LN, each of which is a rare disease with relatively small patient populations. Any failure or delay in the development of our or third parties' internal sales, marketing and distribution capabilities would adversely impact the commercialization of RA101495 SC and other future product candidates.

        With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment or to serve as an alternative to our own sales force and distribution systems. Our product revenue may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, our future product revenue will suffer and we may incur significant additional losses.

The route of administration, formulation or dose for RA101495 SC, which we are currently developing for SC self-administration, may be inadequate.

        We are currently developing RA101495 SC for SC self-administration. Unsatisfactory drug availability due to problems relating to this route of administration or the ability of the drug to bind to its target is another potential cause of lack of efficacy of RA101495 SC if and when it is commercialized. C5, the target of RA101495 SC is predominantly found in blood. For PNH, RA101495 SC will be administered subcutaneously. In our Phase 1 study of RA101495 SC in single-ascending dose cohorts and a multiple-dose cohort, single and repeat SC doses of RA101495 SC were safe and well tolerated in healthy volunteers. In addition, while we observed promising signs that patients complied with once-daily SC self-administration at home of RA101495 SC in our Phase 2 clinical trial, there is no guarantee that patients will continue to comply in this trial or in future trials. If daily SC administration proves to be unfeasible, then we may need to research additional doses, formulations or routes of administration, which could delay commercialization of RA101495 SC and result in significant additional costs to us. Additionally, while we may offer training in SC injections, reliance on patient self-administration may lead to higher rates of user error due to poor administration procedure by patients and reduced patient compliance as compared with administration by healthcare professionals.

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

        From time to time, we may also publish interim, "topline" or preliminary data from our clinical studies. For example, on February 12, 2018 we announced topline data from our Phase 2 program in PNH. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, these data should be viewed with caution until the final data are available. Adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

Chronic dosing of patients with RA101495 SC could lead to an immune response that causes adverse reactions or impairs the activity and/or efficacy of the drug, or causes other side effects.

        There is a risk that chronic dosing of patients with RA101495 SC may lead to an immune response that causes adverse reactions or impairs the activity and/or efficacy of the drug. Patients may develop an allergic reaction to the drug and/or develop antibodies directed at the drug. Impaired drug activity could be caused by neutralization of the drug's inhibitory activity or by an increased rate of clearance of the drug from circulation. For example, one potential side effect of RA101495 SC that has occurred in patients receiving eculizumab, a humanized antibody against C5, is an increased incidence of meningococcal infections as a result of inhibition of the terminal complement system in a manner similar to RA101495 SC. As a result, patients receiving RA101495 SC will also require immunization with a meningococcal vaccine and potentially prophylactic antibiotics. While we did not observe any incidents of meningococcal infection or thromboembolic events in our topline results from our Phase 2 clinical trial of RA101495 SC and ongoing long-term extension trial, there can be no assurance that these results will be maintained as we continue the long-term extension trial.

        Any immune response that causes adverse reactions or impairs the activity of the drug could cause a delay in or termination of our development of RA101495 SC, which would have a material adverse effect on our financial condition and results of operation.

The incidence and prevalence for target patient populations of RA101495 SC have not been established with precision. If the market opportunities for RA101495 SC are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

        The precise incidence and prevalence for PNH, gMG, aHUS and LN are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. For example, we estimate that there are approximately 16,000 PNH patients worldwide, approximately 94,000 gMG patients worldwide, 5,500 aHUS patients worldwide, and approximately 63,000 LN patients in the U.S.

        The total addressable market opportunity for RA101945 SC will ultimately depend upon, among other things, the indication statements included in the final label for RA101945 SC, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients who can be treated with our product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

We plan to seek orphan drug designation for RA101495 SC, but we may be unable to obtain such designation or to maintain the benefits associated with orphan drug status, including market exclusivity, even if that designation is granted.

        We plan to seek orphan drug designation for RA101495 SC in specific orphan indications in which there is a medically plausible basis for its use and may seek orphan drug designation for other preclinical product candidates in our pipeline or that we may develop. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we intend to seek orphan drug designation for RA101495 SC, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication for RA101495 SC does not mean we will be able to obtain such designation for another indication.

        If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective, or makes a major contribution to patient care. Even if we were to obtain orphan drug designation for RA101495 SC, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of RA101495 SC could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. If we do obtain exclusive marketing rights in the U.S., they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.

        In Europe, the period of orphan drug exclusivity is ten years, although it may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. In September 2016, the EMA's Committee for Orphan Medicinal Products adopted a positive opinion recommending RA101495 SC for the treatment of PNH for designation as an orphan medicinal product to the European Commission, which granted us orphan designation for RA101495 SC for the treatment of PNH in October 2016.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the U.S. and require us to develop and implement costly compliance programs.

        If we further expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

        Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

        The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA's accounting provisions.

Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

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

        Both before and after approval of any product, we and our suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the U.S. and other countries, covering, among other things, testing, manufacturing, quality control, clinical trials, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties; adverse publicity; and disruptions to our business. Further, government investigations into potential violations of these laws would require us to expend considerable resources and face adverse publicity and the potential disruption of our business even if we are ultimately found not to have committed a violation.

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

Even if we obtain FDA approval of RA101495 SC or any of our other product candidates, we or our partners may never obtain approval or commercialize our products outside of the U.S.

        In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming and could delay or prevent introduction of RA101495 SC or any of our other product candidates in those countries. We do not have experience in obtaining regulatory approval in international markets. If we or our partners fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

        In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increasing to 70% effective Janaury 1, 2019) point-of-sale discounts off negotiated prices;

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

        In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

        Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

        Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. These include the following:

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

  •
  False claims laws.  The federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim;

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

  •
  Transparency requirements.  The provision within the ACA commonly referred to as the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or transfers of value made to physicians and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

  •
  Analogous state and foreign laws.  Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, and are generally broad and are enforced by many different foreign and state agencies as well as through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

        We currently engage third-party manufacturers to provide the API, and other third parties to provide services for the final drug product formulation of RA101495 SC that is being used in our clinical trials. Although we believe that there are several potential alternative manufacturers who could manufacture RA101495 SC, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we have not yet concluded a commercial supply contract with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of RA101495 SC and the costs of manufacturing could be prohibitive.

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

        Our lead product candidate may ultimately be regulated as a drug/device combination product. Third-party manufacturers may not be able to comply with the cGMP regulatory requirements applicable to drugs and drug/device combination products, including applicable provisions of the FDA's drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

        In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of RA101495 SC or any of our other product candidates in our pipeline or that we may develop, our third-party manufacturer will be required to increase its production and optimize its manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturer is not able to optimize its manufacturing process to increase the product yield for our product candidates, or if it is unable to produce increased amounts of our product candidates while maintaining the quality of the product, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

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

        We expect to seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, we started collaborating with Merck in 2013. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the U.S.

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

        Our success depends in large part on our ability to obtain and maintain patent protection and trade secret protection in the U.S. and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the U.S. and abroad related to our product candidates that are important to our business; we also license or purchase patents and/or patent applications filed by others. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

        Agreements through which we license patent rights may not give us control over patent prosecution, maintenance or enforcement, so that we may not be able to control which claims or arguments are presented and may not be able to secure, maintain, or successfully enforce necessary or desirable patent protection from those patent rights. We have not had and do not have primary control over patent prosecution and maintenance for certain of the patents and patent applications we license, and therefore cannot guarantee that these patents and applications will be prosecuted or maintained in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution, maintenance and/or enforcement activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

        If the scope of the patent protection we or our licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercialize technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect our proprietary platform or otherwise provide any competitive advantage, nor can we assure you that our licenses are or will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Furthermore, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products which are the same as or similar to our product candidates. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties, such as outside our field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

        Even if they are unchallenged, our licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a vector, expression construct or delivery modality that falls outside the scope of our patent protection or license rights. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. These risks apply to patents and patent applications which we have in-licensed as well as those we own now or in the future.

        We, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of research, development and/or commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

        It is possible that defects of form or timing in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, licensees, or licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees, or licensors, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, filing, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

        The patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the U.S. or in any foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

        Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first inventor to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the U.S., the first to invent was entitled to the patent. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license or purchase patent rights were the first to make relevant claimed inventions, or were the first to file for patent protection for them. If third parties have filed patent applications on inventions claimed in our own patents or applications on or before March 15, 2013, the third parties may initiate an interference proceeding in the U.S. to determine who was the first to invent any of the subject matter covered by the patent claims of our patents or applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the U.S. can be initiated by such third parties to determine whether our invention was derived from theirs.

        Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or to other patent offices around the world. It is often the case that such third-party submissions may be made anonymously such that we would not have information regarding the name of the party challenging our intellectual property. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivations, proceedings, reexaminations, inter partes review or interference proceedings, in the U.S. or elsewhere, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

        Pending and future patent applications may not result in patents being issued that protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the U.S. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than U.S. law does.

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

  •
  patents that may be owned or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

  •
  our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell our potential product candidates;

  •
  there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

  •
  countries other than the U.S. may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

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

        Pursuant to the terms of some of our license agreements with third parties, some of our third-party licensors have the right, but not the obligation in certain circumstances to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors, and cannot guarantee that we would receive it and on what terms. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. If we cannot obtain patent protection, or enforce existing or future patents against third parties, our competitive position and our financial condition could suffer.

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

        The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO or by a court or other trier of fact in the U.S., or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. For example, our lead C5 inhibitor portfolio consists of six families of patent applications that we own directed to our lead C5 inhibitor and related methods of use. Although we have conducted searches for third-party publications, patents and other information that may affect the patentability of claims in our various patent applications and patents, we cannot be certain that all relevant information has been identified. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or patent applications, in our licensed patents or patent applications or in third-party patents.

        We cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the U.S. or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our products and product candidates and/or materially harm our business.

        The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

  •
  we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs, including our PNH, gMG, aHUS and LN programs;

  •
  it is possible that one or more of our pending patent applications will not become an issued patent or, if issued, that the patent(s) will be sufficient to protect our technology, provide us with a basis for commercially viable products or provide us with any competitive advantages;

  •
  if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under U.S. or foreign laws; or

  •
  if issued, the patents under which we hold rights may not be valid or enforceable.

        In addition, to the extent that we are unable to obtain and maintain patent protection for one of our products or product candidates or in the event that such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.

        We also may rely on trade secrets to protect our technologies or products, especially where we do not believe patent protection is appropriate or obtainable. For example, the patents underlying our proprietary peptide chemistry technology, which we license from third parties on a non-exclusive basis in some cases, expire by 2022. As a result, we anticipate that trade secrets will serve as the primary protection for the know-how behind our proprietary platform. Also, we cannot provide any assurances that any of our licensed patents have claims with a scope sufficient to protect our proprietary platform or otherwise provide any competitive advantage, nor can we assure you that our licenses are or will remain in full force or effect, in which case we would similarly rely on trade secrets. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisers may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Notably, proprietary technology protected by a trade secret does not preempt the patent of independently developed equivalent technology, even if such equivalent technology is invented subsequent to the technology protected by a trade secret.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

        Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Under the terms of some of our licenses, we do not have the ability to maintain or prosecute patents in the portfolio and must therefore rely on third parties to comply with these requirements.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

        Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents. In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

Changes to the patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

        As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the U.S., including the Leahy-Smith America Invents Act, or the America Invents Act, could increase those uncertainties and costs. The America Invents Act was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. The America Invents Act reforms U.S. patent law in part by changing the U.S. patent system from a "first to invent" system to a "first inventor to file" system, expanding the definition of prior art, and developing a post-grant review system. This legislation changes U.S. patent law in a way that may weaken our ability to obtain patent protection in the U.S. for those applications filed after March 16, 2013.

        Further, the America Invents Act created new procedures to challenge the validity of issued patents in the U.S., including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

        Filing, prosecuting, enforcing and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products.

        Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the U.S. and Europe do not afford intellectual property protection to the same extent as the laws of the U.S. and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the U.S. and Europe. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and market their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

        There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including interference and post-grant proceedings before the USPTO. There may be third-party patents or patent applications with claims to compounds, starting materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of our product candidates. We cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates or methods of making or using them may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

        If we are found to infringe a third party's intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively, or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

        Many of our current and former employees and our licensors' current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used, incorporated or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and scientific personnel.

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

        Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent's claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks thereby losing any value in the goodwill or branding associated with those marks.

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

        In addition to the protection afforded by patents, we also rely on trade secret protection for certain aspects of our intellectual property. For example, a majority of the patents underlying our proprietary peptide chemistry technology expire by 2022. As a result, we anticipate that we will rely on trade secrets as the primary protection for the know-how behind our proprietary platform. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

        As of December 31, 2017, we had 63 full-time or part-time employees. Our focus on the development of RA101495 SC requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop RA101495 SC or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

        In October 2016, we closed our initial public offering. Prior to that offering, there had been no public market for our common stock. Although shares of our common stock are listed and trading on The Nasdaq Global Market, an active trading market for our shares may not continue to be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

  •
  the timing and results of clinical trials of RA101495 SC and any other product candidates;

  •
  commencement or termination of collaborations for our development programs;

  •
  failure or discontinuation of any of our development programs;

  •
  results of clinical trials of product candidates of our competitors;

  •
  regulatory or legal developments in the U.S. and other countries;

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

        In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years. The results of any legal proceedings are inherently uncertain and, regardless of the ultimate outcome or the merits, require substantial time and other resources to defend. Accordingly, any litigation that we could face may result in substantial costs to us, divert management's attention and resources from our company as well as harm our reputation with analysts and investors, which could substantially harm our business, financial condition and results of operations.

We have broad discretion in the use of our cash and cash equivalents and may not use them effectively.

        Our management has broad discretion to use our cash and cash equivalents to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending our use to fund operations, we may invest our cash and cash equivalents in in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2017, we have 22,626,684 shares of outstanding common stock, of which approximately 9.3 million shares are subject to restrictions on transfer under 90-day lock-up arrangements with the underwriters of this offering. These restrictions are due to expire on February 28, 2018, resulting in a substantial number of these shares becoming eligible for public sale at that time if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

        Moreover, based on filings with the SEC as of December 31, 2017, holders of an aggregate of approximately 13.4 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of our common stock issued and available for issuance under our equity compensation plans, which can be freely sold in the public market, subject to vesting requirements, volume limitations applicable to affiliates and lock-up agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

        As of December 31, 2017, we had federal and state net operating loss carryforwards of $55.7 million and $51.2 million, respectively, which will begin to expire in 2028. As of December 31, 2017, we also had federal research and development tax credit carryforwards of $4.4 million and state research and development tax credit carryforwards of $1.7 million, which expire at various dates through 2037 and 2032, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation's stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. The reduction of the corporate tax rate under the Tax Reform Act may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the Tax Reform Act, net operating losses generated after December 31, 2017 will not be subject to expiration.

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

        As of December 31, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock and their affiliates in the aggregate, beneficially own shares representing approximately 69.4% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

  •
  delay, defer or prevent a change in control;

  •
  entrench our management or the board of directors; or

  •
  impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current market price and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease approximately 27,000 square feet of office and laboratory space in Cambridge, Massachusetts, which serves as our corporate headquarters under a lease that expires in April 2023. We have an option to extend the lease term for five additional years. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space or alternative space will be available as needed on commercially reasonable terms.

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

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been trading on The Nasdaq Global Market under the symbol "RARX" since it began trading on October 26, 2016. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low intra-day sale prices of our common stock for the periods indicated as reported by The Nasdaq Global Market.

Fiscal 2017	High	Low
Fourth quarter	$17.90	$7.15
Third quarter	19.03	12.16
Second quarter	27.84	15.13
First quarter	24.12	13.83

Fiscal 2016	High	Low
Fourth quarter (from and after October 26, 2016)	$16.56	$12.05

Holders of Common Stock

        As of March 2, 2018, we had 15 stockholders of record. The number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in "street name" or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Stock Performance Graph

        The following graph shows a comparison from October 26, 2016, the date on which our common stock first began trading on the Nasdaq Global Market, of the cumulative total return on an assumed investment of $100.00 on October 26, 2016, in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index, all through December 31, 2017. These returns are based on historical results and are not intended to suggest future performance. We have not paid any dividends on the common stock, and no dividends are included in the representation of our performance. Information used in the graph was obtained from the Nasdaq Stock Market LLC, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Comparison of Cumulative Total Return*

*
$100 invested on October 26, 2016

Cumulative Total Return Comparison

		December 31,
	October 26, 2016
		2016	2017
Ra Pharmaceuticals, Inc. (RARX)	$100	$116.85	$65.38
Nasdaq Composite (^IXIC)	100	102.53	131.49
Nasdaq Biotechnology (^NBI)	100	99.92	120.96

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

        We received net proceeds from the IPO, including the exercise of the underwriter's over-allotment, of approximately $95.6 million, after deducting underwriting discounts and commissions of approximately $7.4 million and offering-related expenses of approximately $2.4 million payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

        There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 26, 2016. We are holding the balance of the net proceeds from the IPO in investments in primarily money market funds. As of December 31, 2017, we used approximately $25.2 million of proceeds from the IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 and "Financial Statements and Supplementary Data" contained in Item 8 of this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2017	2016	2015	2014
	(in thousands, except per share amounts)
Revenue	$—	$4,928	$4,094	$4,830
Operating expenses:
Research and development(1)	45,251	27,928	15,217	10,016
General and administrative(1)	9,778	5,024	2,233	1,924

Total operating expenses	55,029	32,952	17,450	11,940

Loss from operations	(55,029)	(28,024)	(13,356)	(7,110)
Other income (expense), net	571	(858)	(606)	1,607

Loss from operations before benefit from income taxes	(54,458)	(28,882)	(13,962)	(5,503)
Benefit from income taxes	(19)	(18)	(19)	(27)

Net loss from operations	(54,439)	(28,864)	(13,943)	(5,476)
Gain on extinguishment of redeemable convertible preferred shares	—	—	1,673	—

Net loss attributable to common stockholders	$(54,439)	$(28,864)	$(12,270)	$(5,476)

Net loss per common share—basic and diluted	$(2.41)	$(6.98)	$(24.68)	$(12.46)
Weighted average number of common shares outstanding—basic and diluted(2)	22,591	4,135	497	440

Consolidated Balance Sheet Data:

	December 31,
	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents(2)	$70,381	$117,812	$19,386	$4,039
Working capital	64,263	112,765	13,248	1,642
Total assets	80,197	126,818	24,342	7,315
Redeemable convertible preferred stock(2)	—	—	53,675	28,984
Accumulated deficit	(123,214)	(68,764)	(39,900)	(25,957)
Total stockholders' equity (deficit)	69,184	117,222	(37,199)	(25,714)

(1)
Includes non-cash stock-based compensation expense as indicated in the following table:

	Year Ended December 31,
	2017	2016	2015	2014
	(in thousands)
Research and development	$3,081	$361	$58	$58
General and administrative	2,492	665	94	30

Total	$5,573	$1,026	$152	$88

(2)
In October 2016, we completed an initial public offering in which we issued 8,106,615 shares of common stock, resulting in net proceeds of $95.6 million, after deducting underwriting discounts and commissions and offering costs. Upon the closing of our initial public offering, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 13,623,933 shares of common stock and outstanding warrants net exercised into 221,573 shares of common stock.

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

        We are developing our lead product candidate, RA101495 SC, a convenient self-administered subcutaneous ("SC") injection, which is an injection into the tissue under the skin, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. PNH is a rare, chronic, life-threatening, blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. We initiated our Phase 2 clinical program for RA101495 SC in PNH patients in the second quarter of 2017, released interim data in June 2017 and December 2017, completed dosing and announced our topline data in February 2018. The global, dose-finding, twelve-week open label Phase 2 program was designed to evaluate the safety, tolerability, preliminary efficacy, pharmacokinetics and pharmacodynamics of RA101495 SC in patients with PNH.

        We enrolled a total of 29 patients across three cohorts in the Phase 2 clinical program in PNH. The first cohort enrolled 10 patients who had not previously been treated with eculizumab. We refer to these patients as eculizumab naïve patients. The second cohort enrolled 16 patients, who, prior to the trial, were treated with an eculizumab regimen and, in connection with the trial, were switched over to treatment with RA101495 SC. We refer to these patients as eculizumab switch patients. The third cohort enrolled three patients. These patients are United States ("U.S.") based and were inadequate responders to eculizumab and who were also switching over to RA101495 SC. We refer to these patients as eculizumab inadequate responders.

        The primary efficacy endpoint was the change in LDH levels, from baseline to the mean level from week 6 to week 12 of the trial. Patients in all three cohorts were eligible to enter a long-term extension study following the completion of the initial 12-week dosing period. A total of 21 patients completed the initial 12-week dosing period and 16 of those patients (or 76%) are continuing treatment with RA101495 SC in our long-term extension study (8 naïve patients and 8 switch patients, including all 3 inadequate responders). The data cut-off date for the December 4, 2017 interim results was

November 30, 2017 and the data cut-off date for the topline data published on February 12, 2018 was February 7, 2018.

Eculizumab Naïve Cohort

        All 10 eculizumab naïve patients successfully completed 12 weeks of dosing. RA101495 SC met the primary endpoint, demonstrating a rapid, robust, and sustained reduction in LDH levels from baseline to the mean of Weeks 6-12 (p=0.002) and near-complete suppression of complement activity. Fifty percent of eculizumab naïve patients (3/6) who were transfusion-dependent prior to enrollment remained transfusion-free while on study. Meaningful improvements in standard measures of quality of life, as shown by the Functional Assessment of Chronic Illness Therapy ("FACIT") fatigue score were observed, as well as a high level of patient satisfaction with SC self-administration based on patient surveys. Eight of the 10 patients in the naïve cohort continue in the long-term extension study, with the longest treated patients (n=2) dosed through 36 weeks.

        The clinically meaningful reduction in mean LDH observed during the 12-week Phase 2 dosing period has been sustained in the long-term extension study.

Eculizumab Switch Cohort

        In eculizumab switch patients, transfusion-independent patients (n=5) switching to RA101495 SC maintained an overall stable mean LDH level, with one patient withdrawing early due to breakthrough hemolysis and reverting to eculizumab without complications. Among switch patients who were transfusion-dependent at baseline (n=11), breakthrough hemolysis occurred after switching in seven patients (7/11), who all reverted to eculizumab treatment without complications. Persistent transfusion-dependence, which occurs in up to 20 percent of the eculizumab-treated population, is most commonly attributable to extravascular hemolysis driven by intense C3 deposition on erythrocytes. This condition, a unique complication of long-term eculizumab therapy in certain PNH patients, may not be adequately addressed by inhibition at the level of C5, and published data suggest that targeting complement upstream of C5 (e.g. Factor D or C3) may have greater utility in this small subset of PNH patients.

Eculizumab Inadequate Responder Cohort

        In our U.S.-based cohort of patients who were inadequate responders to eculizumab and have a history of elevated LDH levels, all three patients (two transfusion-independent, one transfusion-dependent) have completed 12 weeks of dosing and maintained stable mean LDH levels.

Pooled Data (Eculizumab Switch and Inadequate Responder Cohorts)

        In transfusion-independent patients switching from eculizumab to RA101495 SC, pooled from both the switch cohort and the U.S.-based inadequate responder cohort (collectively, n=7), mean LDH and hemoglobin levels have remained stable in patients enrolled in the long-term extension study through the data cut-off date of February 7, 2018.

        Across all cohorts, no major safety or tolerability concerns have been reported after more than 500 patient weeks of cumulative exposure across all cohorts. No meningococcal infections or thromboembolic events have been observed. Out of more than 3,500 doses administered to date, only nine mild (grade 1) injection site reactions have occurred in a total of five patients. As of February 7, 2018, full compliance with once daily SC self-administration of RA101495 SC has been observed.

        We are also developing RA101495, administered SC, to treat other debilitating complement mediated diseases such as generalized myasthenia gravis ("gMG") atypical hemolytic uremic syndrome ("aHUS") and lupus nephritis ("LN"). We initiated a Phase 2 clinical trial with RA101495 SC for gMG in the fourth quarter of 2017 and a Phase 1b clinical trial evaluating RA101495 SC in patients with renal impairment, supporting development in aHUS and LN, in the first quarter of 2018. We also have preclinical programs targeting selective inhibition of other complement factors for diseases with no approved therapies, including a Factor D program for ocular and renal diseases, an oral small molecule C5 inhibitor and other complement inhibitors for certain autoimmune and central nervous system ("CNS") diseases. In addition to our focus on developing novel therapeutics to treat complement mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc. ("Merck").

        Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting preclinical studies of our product candidates and a clinical trial of our lead product candidate, RA101495 SC. To date, we have not generated any product revenue and have financed our operations primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of December 31, 2017, we had received an aggregate of $181.0 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck (the "Merck Agreement"). As of December 31, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $70.4 million.

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

        In February 2018, we completed a follow-on public offering of 9,660,000 shares of our common stock, including the full exercise of the underwriter's over-allotment of 1,260,000 shares, at $6.00 per share and received aggregate net proceeds of $54.1 million, after deducting $3.5 million of underwriting discounts and commissions and approximately $0.4 million of offering expenses.

        As of December 31, 2017, we had an accumulated deficit of $123.2 million. Our net losses were $54.4 million, $28.9 million and $13.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

  •
  continue to advance our lead program, RA101495 SC, through clinical development by establishing clinical proof-of-concept activity using convenient SC administration in PNH, gMG, and patients in complement-mediated renal diseases, such as aHUS and LN;

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

        We believe that our available cash and cash equivalents as of December 31, 2017, and the net proceeds of $54.1 million from the equity offering closed in February 2018, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our available funds as of December 31, 2017, and the net proceeds of $54.1 million from the equity offering closed in February 2018, will be sufficient to enable us to prepare and plan for the initiation of our Phase 3 clinical trials of RA101495 SC for the treatment of PNH, obtain top line data from our ongoing Phase 2 clinical trial in gMG, complete the Phase 1b clinical trial clinical trial evaluating RA101495 SC in patients with renal impairment, supporting further development in aHUS and LN, and advance our other preclinical pipeline programs. We expect that these funds will not, however, be sufficient to enable us to complete our Phase 3 clinical study in PNH. It is also possible that we will not achieve the progress that we expect with respect to RA101495 SC because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

        We have derived all of our revenue to date from the Merck Agreement, which we entered into in April 2013. Under the Merck Agreement, we collaborated with Merck and used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck and provided specific research and development services. At the signing, Merck paid us an upfront, non-refundable, license fee payment of $4.5 million. In addition, during the research term, which ended in April 2016, Merck reimbursed us for research and development services provided by us in accordance with a pre-specified number of our full-time equivalent employees ("FTEs") working under the Merck Agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular program target with a large market opportunity, for which we had received $3.5 million in preclinical milestone payments as of December 31, 2017. We are also entitled to receive future aggregate milestone payments of up to $61.5 million and low-to-mid single digit percentage royalties on any future sales for this program target. For additional information about the Merck Agreement, see Item 8, "Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.

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

  •
  expenses incurred under agreements with contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), and independent contractors that conduct research and development, preclinical and clinical activities on our behalf;

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

        The following table sets forth our research and development expenses related to our product pipeline:

	Year Ended December, 31
	2017	2016
	(in thousands)
RA101495 SC	$21,554	$12,520
Other pipeline programs	3,320	676

Allocated costs	24,874	13,196
Unallocated costs	20,377	14,732

Total	$45,251	$27,928

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

        Historically, we had not provided program costs because we have not tracked or recorded our research and development expenses on a program-by-program basis. Beginning in the first quarter of 2017, we began to allocate costs related to our third-party vendors directly to programs. Amounts for the year ended December 31, 2016 in the table above were reclassified to conform to the current period's presentation. Amounts for the year ended December 31, 2015 were not tracked on a program-by-program basis and are excluded from the table above.

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

        A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the Food and Drug Administration ("FDA"), or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of product candidates.

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

        We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission ("SEC"), requirements, director and officer insurance costs and investor and public relations costs.

Other Income (Expense), Net

        Other income (expense), net primarily consists of interest income earned on our cash and cash equivalents and changes in in fair value of preferred stock tranche rights.

Income Taxes

        We have not recorded a provision for federal or state income taxes as we have had cumulative net operating losses since inception.

        The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities ("Tax Reform Act"). These changes include, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system and introducing certain anti-base erosion provisions. In addition, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

Critical Accounting Policies and Significant Judgments and Estimates

        Our discussion and analysis of our liquidity, capital resources and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

        We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, is the most critical to aid in fully understanding and evaluating our reported financial results: (1) revenue recognition, (2) research and development costs, and (3) stock-based compensation.

Revenue Recognition

        We have derived all of our revenue to date from our Merck Agreement. The terms of the Merck Agreement contain multiple deliverables, which included licenses and research and development activities, including participation on the joint steering committee. Payments to us under the agreement include: (i) an upfront nonrefundable license fee; (ii) payments for research and development services performed by our employees, including reimbursement for certain lab supplies and reagents; (iii) payments based upon the achievement of certain development (pre-clinical and clinical), regulatory and commercial milestones; and (iv) royalties on net product sales, if any.

        Multiple element arrangements, such as the Merck Agreement, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. We account for those components as separate elements when the following criteria are met:

  •
  the delivered items have value to the customer on a stand-alone basis; and

  •
  if there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within our control.

        This evaluation requires subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, we evaluate certain criteria, including whether the deliverables have standalone value, based on consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research, manufacturing and commercialization capabilities of the partner and the availability of research and manufacturing expertise in the general marketplace. In addition, we consider whether the collaborator can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.

        The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

        We determine the estimated selling price for deliverables using vendor-specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE") of selling price if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment. We use BESP to estimate the selling price for licenses to our proprietary technology, since we often do not have VSOE or TPE of selling price for these deliverables. In those circumstances where we utilize BESP to determine the estimated selling price of a license to our proprietary technology, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our BESP, we evaluate whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple deliverables.

        We recognize revenue allocated to each unit of accounting when there is persuasive evidence that an arrangement exists, services have been rendered or delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

        We recognize revenue allocated to the license upon delivery, when we believe the license to our intellectual property has standalone value. When we recognize revenue allocated to the license upon delivery, we may experience significant fluctuations in our collaborative arrangements revenues from quarter to quarter and year to year depending on the timing of transactions. When we believe the license to our intellectual property does not have standalone value from the other deliverables to be provided in the arrangement, it is combined with other deliverables, such as research and development activities in the Merck Agreement, and the revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item.

        At the inception of each arrangement that includes precommercial milestone payments, we evaluate whether each precommercial milestone is substantive, in accordance with ASU 2010-17, Revenue Recognition—Milestone Method. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. If a substantive precommercial milestone was achieved and collection of the related receivable was reasonably assured, we would recognize revenue related to the milestone in its entirety in the period in which the milestone was achieved. If we achieve milestones that we consider substantive, we may experience significant fluctuations in our collaborative arrangements revenue from quarter to quarter and year to year depending on the timing of achieving such substantive milestones. In those circumstances where a precommercial milestone is not substantive, we recognize as revenue on the date the milestone is achieved an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance. Commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

        We may receive royalty revenues under our current or future multiple element arrangements. If we do not have any future performance obligations under these agreements, we record these revenues as earned.

Research and Development Expenses

        We expense research and development costs to operations as incurred. We defer and capitalize nonrefundable advance payments we make for research and development activities until the related goods are received or the related services are performed.

        Research and development expenses comprise costs incurred in performing research and development activities, including salaries, benefits and other employee-related expenses, share-based compensation expense, laboratory supplies and other direct expenses, facilities cost, overhead costs, third-party contract costs relating to pre-clinical studies and clinical trial activities and related contract manufacturing expenses, and other outside costs.

        As part of the process of preparing our consolidated financial statements, we are required to estimate certain of our research and development expenses, including estimates of third-party contract costs relating to pre-clinical studies and clinical trial activities and related contract manufacturing expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost.

        The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers to gauge the reasonableness of our estimates. Differences between actual and estimated expenses recorded have not been material and are adjusted for in the period in which they become known. However, if we incorrectly estimate activity levels associated with such research and development activities at a given point in time, we could be required to record material adjustments in future periods. Examples of estimated research and development expenses include fees paid to:

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

Stock-Based Compensation

        Our share-based compensation programs grant awards which may include stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and other stock-based awards.

        Share-based compensation is recognized as an expense in the financial statements based on the grant date fair value over the requisite service period. For awards granted to employees and directors that vest based on service conditions, we use the straight-line method to allocate compensation expense to reporting periods. Beginning in the first quarter of 2017, we do not adjust stock-based compensation for estimated forfeitures and account for forfeitures when they occur.

        The fair value of the RSUs and RSAs is based on the market value of our common stock on the date of grant. The fair value of options is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions, including volatility and expected term.

        Due to the lack of a public market for the trading of our common stock prior to the IPO in October 2016 and a lack of historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company estimates the expected term using the "simplified" method.

Result of Operations

Comparison of the Years Ended December 31, 2017 and 2016

        The following table summarizes our results of operations:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands, except percentages)
Revenue	$—	$4,928	$(4,928)	(100.0)%
Operating expenses:
Research and development	45,251	27,928	17,323	62.0%
General and administrative	9,778	5,024	4,754	94.6%

Total operating expenses	55,029	32,952	22,077	67.0%

Loss from operations	(55,029)	(28,024)	(27,005)	96.4%
Other income (expense), net	571	(858)	1,429	(166.6)%

Net loss before benefit from income taxes	(54,458)	(28,882)	(25,576)	88.6%
Benefit from income taxes	(19)	(18)	(1)	(5.6)%

Net loss	$(54,439)	$(28,864)	$(25,575)	88.6%

Revenue

        Revenue decreased by $4.9 million to zero for the year ended December 31, 2017, from $4.9 million for the year ended December 31, 2016, which included a $3.0 million pre-clinical milestone payment and $1.9 million in non-refundable license fees earned and reimbursement of research and development services provided by us in accordance with a pre-specified number of our FTEs working under the Merck Agreement. The research term of the Merck Agreement expired in April 2016.

Research and Development Expenses

        Research and development expenses increased by $17.3 million to $45.3 million for the year ended December 31, 2017, from $27.9 million for the year ended December 31, 2016. This increase was primarily attributable to a $11.7 million increase in CRO and CMO expenses for preclinical studies and clinical trials for RA101495 SC; a $5.5 million increase in employee-related costs associated with compensation, benefits, non-cash stock-based compensation and other employee-related expenses, including costs for additional personnel to support our increased research and development activities; a $0.3 million increase in laboratory supply and reagent expenses; and a $0.2 million increase in depreciation expense; partially offset by a $0.4 million net decrease in other expenses, primarily attributable to lower external consulting and legal expenses.

General and Administrative Expenses

        General and administrative expenses increased by $4.8 million to $9.8 million for the year ended December 31, 2017, from $5.0 million for the year ended December 31, 2016. This increase was primarily attributable to $3.1 million increase in employee-related costs associated compensation, benefits, non-cash stock-based compensation for executive and administrative personnel, including costs for additional personnel to support our increased activities; a $0.9 million increase in insurance, legal and audit costs, primarily due to operating as a public company; a $0.4 million increase in patent costs; and a $0.4 million net increase in other expenses.

Other Income (Expense), Net

        Other income (expense), net increased by $1.4 million to $0.6 million in other income, net during the year ended December 31, 2017, from approximately $0.8 million in other expense, net for the year ended December 31, 2016. This increase was due primarily to the Series B-2 Preferred Stock Tranche Rights fair value adjustment of $1.0 million recognized during the year ended December 31, 2016 and a $0.5 million increase in interest income; partially offset by $0.1 million net increase in other expenses.

Comparison of the Years Ended December 31, 2016 and 2015

        The following table summarizes our results of operations:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Revenue	$4,928	$4,094	$834	20.4%
Operating expenses:
Research and development	27,928	15,217	12,711	83.5%
General and administrative	5,024	2,233	2,791	125.0%

Total operating expenses	32,952	17,450	15,502	88.8%

Loss from operations	(28,024)	(13,356)	(14,668)	109.8%
Other income (expense), net	(858)	(606)	(252)	41.6%

Net loss before income taxes	(28,882)	(13,962)	(14,920)	106.9%
Benefit from income taxes	(18)	(19)	1	5.3%

Net loss	$(28,864)	$(13,943)	$(14,921)	107.0%

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

Research and Development Expenses

        Research and development expenses increased by $12.7 million to $27.9 million for the year ended December 31, 2016, from $15.2 million for the year ended December 31, 2015. This increase is primarily attributable to $6.6 million increase in CRO and CMO expenses in connection with our pre-clinical studies and clinical trials for RA101495 SC, $3.3 million increase in employee-related costs associated with salaries, bonus, benefits, travel and non-cash stock-based compensation including costs for additional personnel to support our increased research and development activities, $1.3 million increase in facilities costs including rent, moving expenses related to our new facility, and depreciation expense, $0.8 million increase in consulting expenses and $0.7 million increase in lab-supply and reagent expenses.

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

Other Income (Expense), Net

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

Liquidity and Capital Resources

Overview

        We have funded our operations from inception through December 31, 2017 primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of December 31, 2017, we had received an aggregate of $181.0 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck. As of December 31, 2017, we had cash and cash equivalents of $70.4 million.

        On October 31, 2016, we completed an initial public offering ("IPO"), in which we issued and sold 7,049,230 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $82.8 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.4 million. On November 29, 2016, we completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters' option in the IPO to purchase additional shares of common stock at the public offering price of $13.00 per share, resulting in net proceeds to us of $12.8 million after deducting underwriting discounts and commissions of $1.0 million. The shares began trading on the Nasdaq Global Market on October 26, 2016.

        In February 2018, we completed a follow-on public offering of 9,660,000 shares of our common stock, including the full exercise of the underwriter's over-allotment of 1,260,000 shares, at $6.00 per share and received aggregate net proceeds of $54.1 million, after deducting $3.5 million of underwriting discounts and commissions and approximately $0.4 million of offering expenses.

Cash Flows

Comparison of the Years Ended December 31, 2017 and 2016

        The following table summarizes our sources and uses of cash:

	Year Ended December 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(46,779)	$(21,843)
Investing activities	(1,412)	(4,967)
Financing activities	760	125,236

Net increase (decrease) in cash	$(47,431)	$98,426

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

        Net cash used in operating activities was $46.8 million for the year ended December 31, 2017 compared to $21.8 million for the year ended December 31, 2016. The increase in net cash used in operations was primarily attributable to a $25.6 million increase in our net loss as a result of higher operating expenses, primarily in connection with our pre-clinical studies and clinical trials related to our lead program RA101495 SC and other research and development pipeline programs; and a net increase in operating assets; partially offset by higher non-cash expenses, including depreciation, amortization and stock-based compensation and a net increase in operating liabilities.

Net Cash Used in Investing Activities

        Net cash used in investing activities was $1.4 million for the year ended December 31, 2017 compared to $5.0 million for the year ended December 31, 2016. The decrease in cash used in investing activities was primarily due to a reduction in purchases of property and equipment.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $0.8 million for the year ended December 31, 2017 compared to $125.2 million for the year ended December 31, 2016. The decrease in cash provided by financing activities was primarily due to the net proceeds of $95.6 million from our IPO completed in October 2016; and the Series B-2 Preferred Stock financing completed in June 2016, which resulted in net proceeds of $29.2 million; partially offset by proceeds of $0.7 million from the disgorgement of a stockholder's short-swing profits and an increase of $0.2 million in proceeds from exercises of stock options.

Comparison of the Years Ended December 31, 2016 and 2015

        The following table summarizes our sources and uses of cash:

	Year Ended December 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,843)	$(12,017)
Investing activities	(4,967)	(1,664)
Financing activities	125,236	29,028

Net increase in cash	$98,426	$15,347

        The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

        Net cash used in operating activities was $21.8 million during the year ended December 31, 2016 compared to $12.0 million during the year ended December 31, 2015. The increase in net cash used in operations was primarily due to an increase in our net loss of $14.9 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015 due to an increase in our operating expenses in connection with our lead program RA101495 SC and other research and development pipeline programs, offset in part by an increase in accrued expenses, accounts payable, deferred rent, deferred revenue and other non-current liabilities of $4.5 million and an increase in prepaid expenses and other assets of approximately $0.9 million.

        Net cash used in investing activities was $5.0 million for the year ended December 31, 2016 compared to $1.7 million during the year ended December 31, 2015. The increase in cash used in investing activities was primarily due to increased purchases of property and equipment related to the cost of new leasehold improvements in our new leased facility in Cambridge, Massachusetts.

        Net cash provided by financing activities was $125.2 million during the year ended December 31, 2016 compared to $29.0 million during the year ended December 31, 2015. The increase in cash provided by financing activities was due to net proceeds from our IPO of $95.9 million.

Funding Requirements

        We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate Phase 3 clinical trials of RA101495 SC in PNH, continue clinical trials of RA101495 SC in additional indications, including gMG, aHUS and LN, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we anticipate increased costs associated with being and operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

        We believe that, our cash and cash equivalents as of December 31, 2017, in addition to the net proceeds of $54.1 million from the equity offering closed in February 2018, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of RA101495 SC and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

  •
  the scope, progress, timing, costs and results of clinical trials of RA101495 SC;

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

Contractual Commitments and Obligations

        Minimum future payments of our contractual obligations as of December 31, 2017 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$7,619	$1,254	$2,845	$3,007	$513

Total contractual cash obligations	$7,619	$1,254	$2,845	$3,007	$513

        As of December 31, 2017, we had several ongoing clinical and nonclinical for our various pipeline programs. We enter into contracts in the normal course of business with CROs and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are not included in the table above as generally they are cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Off-Balance Sheet Arrangements

        As of December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Recent Accounting Pronouncements

        For a discussion of recently adopted or issued accounting pronouncements please refer to Item 8, "Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.

JOBS Act

        The Jumpstart our Business Startups Act of 2012 (the "JOBS Act") permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to "opt out" of this provision and will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $70.4 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

        We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2017, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

        We do not believe that inflation and changing prices during the three months ended December 31, 2017 had a significant impact on our results of operations or financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements together with the report of our independent registered public accounting firm, appear at page F-1 through F-28 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

        The effectiveness of our internal control over financial reporting as of December 31, 2017 has not been audited by Deloitte & Touche LLP, our independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2017, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16.    FORM 10-K SUMMARY

        None.

RA PHARMACEUTICALS, INC.

Index to Consolidated Financial Statements

Pages
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2017, 2016 and 2015	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Ra Pharmaceuticals, Inc.
Cambridge, Massachusetts

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Ra Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 14, 2018

We have served as the Company's auditor since 2013.

RA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$70,381	$117,812
Prepaid expenses and other current assets	2,496	1,690

Total current assets	72,877	119,502
Property and equipment, net	5,606	5,537
Goodwill	183	183
Intangible assets, net	197	262
Restricted cash	1,334	1,334

Total assets	$80,197	$126,818

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,348	$3,252
Accrued expenses	3,937	3,182
Deferred rent	329	303

Total current liabilities	8,614	6,737
Deferred rent, net of current portion	2,359	2,800
Deferred tax liabilities	40	59

Total liabilities	11,013	9,596
Commitments and contingencies (Note 4 and 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 22,626 and 22,546 shares issued and outstanding as of December 31, 2017 and 2016, respectively	23	23
Additional paid-in capital	192,375	185,963
Accumulated deficit	(123,214)	(68,764)

Total stockholders' equity	69,184	117,222

Total liabilities and stockholders' equity	$80,197	$126,818

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$—	$4,928	$4,094
Operating expenses:
Research and development	45,251	27,928	15,217
General and administrative	9,778	5,024	2,233

Total operating expenses	55,029	32,952	17,450

Loss from operations	(55,029)	(28,024)	(13,356)
Other income (expense):
Interest income	645	109	—
Interest expense with related parties	—	—	(159)
Loss on debt extinguishment with related parties	—	—	(602)
Other income (expense), net	(74)	(967)	155

Total other income (expense), net	571	(858)	(606)

Loss from operations before benefit from income taxes	(54,458)	(28,882)	(13,962)
Benefit from income taxes	(19)	(18)	(19)

Net loss	$(54,439)	$(28,864)	$(13,943)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(54,439)	$(28,864)	$(13,943)
Gain on extinguishment of redeemable convertible preferred shares	—	—	1,673

Net loss attributable to common stockholders	$(54,439)	$(28,864)	$(12,270)

Net loss per share attributable to common stockholders—basic and diluted	$(2.41)	$(6.98)	$(24.68)
Weighted average number of common shares outstanding—basic and diluted	22,591	4,135	497

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock						Total Stockholders' Equity (Deficit)
									Additional Paid-In Capital	Accumulated Deficit
							Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

December 31, 2014	34,441	$28,984	—	$—	—	$—	474	$—	$243	$(25,957)	$(25,714)
Sale of Series B-1 convertible preferred stock, net of $2,694 discount associated with preferred stock tranche rights, issuance costs of $193 and the conversion of convertible notes	—	—	31,565	26,364	—	—	—	—	—	—	—
Extinguishment of Series A convertible preferred stock	—	(1,673)	—	—	—	—	—	—	1,673	—	1,673
Issuance of common stock warrants	—	—	—	—	—	—	—	—	548	—	548
Exercise of common stock warrants	—	—	—	—	—	—	11	—	1	—	1
Exercise of common stock options	—	—	—	—	—	—	52	1	83	—	84
Stock-based compensation	—	—	—	—	—	—	—	—	152	—	152
Net loss	—	—	—	—	—	—	—	—	—	(13,943)	(13,943)

December 31, 2015	34,441	27,311	31,565	26,364	—	—	537	1	2,700	(39,900)	(37,199)
Sale of Series B-2 convertible preferred stock, net of issuance costs of $22	—	—	—	—	29,362	32,808	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(34,441)	(27,331)	(31,565)	(26,364)	(29,362)	(32,808)	13,624	14	86,469	—	86,483
Exercise of common stock warrants	—	—	—	—	—	—	221	—	—	—	—
Issuance of common stock from initial public offering, net of underwriters discounts and issuance costs	—	—	—	—	—	—	8,107	8	95,659	—	95,667
Exercise of common stock options	—	—	—	—	—	—	57	—	109	—	109
Stock-based compensation	—	—	—	—	—	—	—	—	1,026	—	1,026
Net loss	—	—	—	—	—	—	—	—	—	(28,864)	(28,864)

December 31, 2016	—	—	—	—	—	—	22,546	23	185,963	(68,764)	117,222
Exercise of common stock options	—	—	—	—	—	—	80	—	266	—	266
Stock-based compensation	—	—	—	—	—	—	—	—	5,573	—	5,573
Proceeds from disgorgement of stockholder's short-swing profits	—	—	—	—	—	—	—	—	670	—	670
Other, net	—	—	—	—	—	—	—	—	(97)	(11)	(108)
Net loss	—	—	—	—	—	—	—	—	—	(54,439)	(54,439)

December 31, 2017	—	$—	—	$—	—	$—	22,626	$23	$192,375	$(123,214)	$69,184

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(54,439)	$(28,864)	$(13,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,524	1,274	897
Stock-based compensation	5,573	1,026	152
Non-cash interest expense with stockholders	—	—	109
Loss on debt extinguishment with stockholders	—	—	602
Accretion of discount and debt issuance costs of convertible notes with stockholders	—	—	50
Change in fair value of preferred stock tranche rights	—	960	(74)
Other, net	8	84	(95)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,023)	(890)	(392)
Accounts payable and accrued expenses	2,012	4,018	1,102
Deferred rent	(415)	2,389	517
Deferred revenue	—	(1,862)	(883)
Other, net	(19)	22	(59)

Net cash used in operating activities	(46,779)	(21,843)	(12,017)
Cash flows from investing activities
Purchase of property and equipment	(1,412)	(5,105)	(331)
Other, net	—	9	1

Net cash used in investing activities	(1,412)	(5,096)	(330)
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts	—	98,009	—
Payment of common stock offering costs	(176)	(2,110)	—
Proceeds from issuance of preferred stock	—	29,250	24,142
Payment of preferred stock issuance costs	—	(22)	(193)
Proceeds from issuance of convertible notes with stockholders	—	—	5,000
Proceeds from disgorgement of stockholder's short-swing profits	670	—	—
Proceeds from exercise of stock options	266	109	84
Other, net	—	—	(5)

Net cash provided by financing activities	760	125,236	29,028
Net change in cash, cash equivalents and restricted cash	(47,431)	98,297	16,681
Cash, cash equivalents and restricted cash, beginning of period	119,146	20,849	4,168

Cash, cash equivalents and restricted cash, end of period	$71,715	$119,146	$20,849

Noncash investing and financing activity:
Conversion of redeemable convertible preferred stock into common stock	$—	$86,483	$—
Reclassification of Series B-2 tranche right liability to the balance of Series B-2 redeemable convertible preferred stock	$—	$3,580	$—
Conversion of convertible notes with stockholders into Series B-1 redeemable convertible preferred stock	$—	$—	$5,109
Gain on extinguishment of Series A redeemable convertible preferred stock	$—	$—	$1,673
Common stock offering costs incurred but unpaid at period end	$139	$232	$—
Changes in liabilities and prepaid expenses related to fixed asset additions	$124	$127	$484

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

        The Company is a clinical-stage biopharmaceutical company using its proprietary peptide chemistry platform to create novel therapeutics to treat life-threatening diseases that are caused by excessive or uncontrolled activation of the complement system, an essential component of the body's innate immune system. The Company's lead product candidate, RA101495 SC, is being developed as a convenient self-administered subcutaneous ("SC") injection, which is an injection into the tissue under the skin, for the treatment of paroxysmal nocturnal hemoglobinuria ("PNH"), a rare, chronic, life-threatening, blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. The Company is also developing RA101495 SC, administered SC, to treat other debilitating complement-mediated diseases such as generalized myasthenia gravis ("gMG"), atypical hemolytic uremic syndrome ("aHUS"), and lupus nephritis ("LN"). Additionally, the Company is pursuing discovery and preclinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of ocular, renal and inflammatory diseases. In addition to its focus on developing novel therapeutics to treat complement-mediated diseases, the Company has validated its Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc. ("Merck").

        The Company was incorporated in Delaware on June 27, 2008 and is located in Cambridge, Massachusetts. During 2011, the Company acquired Cosmix Verwaltungs GmbH ("Cosmix"), organized in Germany. In January 2016, the Company formed a wholly-owned subsidiary organized in the United Kingdom ("UK"), Ra Europe Limited, for the purpose of conducting clinical trials in Europe and the UK.

        The Company is subject to risks common to other life science companies in the development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with Food and Drug Administration and other government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, eliminate or out-license certain of its research and development programs or future commercialization efforts.

        Since inception, the Company has incurred net losses and negative cash flows from operations, and has an accumulated deficit of $123.2 million and $68.8 million as of December 31, 2017 and 2016, respectively. The Company has financed its operations to date through the public offering and the private placement of its securities and funding from its collaboration and license agreement with Merck (the "Merck Agreement").

Public Offerings

        On October 31, 2016, the Company completed an initial public offering ("IPO"), in which the Company issued and sold 7,049,230 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $82.8 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.4 million. On November 29, 2016, the Company completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters'

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business (Continued)

option in the IPO to purchase additional shares at the public offering price of $13.00 per share, resulting in net proceeds of $12.8 million after deducting underwriting discounts and commissions of $1.0 million. The shares began trading on the Nasdaq Global Market on October 26, 2016.

        In February 2018, the Company completed a follow-on public offering of 9,660,000 shares of common stock, including the full exercise of the underwriter's over-allotment of 1,260,000 shares, at $6.00 per share and received aggregate net proceeds of $54.1 million, after deducting $3.5 million of underwriting discounts and commissions and approximately $0.4 million of offering expenses.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The Company's consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest, including Cosmix and Ra Europe Limited. Intercompany balances and transactions are eliminated in consolidation.

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications have no impact on the Company's net loss or cash flows.

Segment Information

        Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment, the business of developing peptide-based drugs for a variety of therapeutic uses.

Use of Estimates

        The preparation of consolidated financial statements requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash Equivalents

        The Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. As of December 31, 2017 and 2016, cash equivalents were comprised of money market funds.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

        The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), and requires certain disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy:

  •
  Level 1—Fair values are determined utilizing prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

  •
  Level 2—Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves, and foreign currency spot rates.

  •
  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

        The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each reporting period.

        Valuation methodologies used for assets measured or disclosed at fair value are as follows:

  •
  Cash equivalents—Valued at market prices determined through third-party pricing services.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and restricted cash. The Company places these investments in highly rated financial institutions and limits the amounts of credit exposure to any one financial institution.

Concentrations of Suppliers

        The Company currently engages third-party manufacturers to provide clinical supplies, nonclinical supplies and fill-finish services for RA101495 SC.

        If any of the Company's suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company's production could be delayed. Such delays could have a material adverse effect on the Company's business and ongoing clinical and nonclinical studies.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment, including leasehold improvements, are recorded at cost, and are depreciated when placed into service using the straight-line method based on their estimated useful lives as follows:

Asset	Estimated useful life
Computer equipment and software	3 years
Furniture, fixtures, and other	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or term of lease

        Costs for assets not yet placed into service is capitalized as construction in progress. Maintenance and repair costs are expensed as incurred.

Impairment of Long-lived Assets

        Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

Operating Leases

        The Company leases office and laboratory facilities under a non-cancelable operating lease agreement. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease with the difference between the expense and the payments recorded as deferred rent on the consolidated balance sheets. Any reimbursements by the landlord for tenant improvements are considered lease incentives, the balance of which is recorded as a lease incentive obligation within deferred rent on the consolidated balance sheets, and are amortized over the life of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

Revenue Recognition

        The Company has derived all of its revenue to date from the Merck Agreement. Refer to Note 9, "Revenue Recognition." The terms of the Merck Agreement contain multiple deliverables, which include licenses, research and development activities and participation on the joint steering committee. Payments under the agreement include: (i) an upfront nonrefundable license fee; (ii) payments for research and development services performed by the Company, including reimbursement for certain lab supplies and reagents; (iii) payments based upon the achievement of certain development (pre-clinical and clinical), regulatory and commercial milestones; and (iv) royalties on net product sales, if any.

        In order to account for multiple element arrangements, such as the Merck Agreement, the Company identifies the deliverables and evaluates which deliverables represent separate units of

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

accounting. The Company accounts for those components as separate elements when the following criteria are met:

  •
  the delivered items have value to the customer on a stand-alone basis; and

  •
  if there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within the Company's control.

        This evaluation requires subjective determinations and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, the Company evaluates certain criteria, including whether the deliverables have standalone value, based on consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research, manufacturing and commercialization capabilities of the partner and the availability of research and manufacturing expertise in the general marketplace. In addition, the Company considers whether the collaborator can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, and whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered items.

        The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

        The Company determines the estimated selling price for deliverables using vendor-specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE") of selling price if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment. The Company uses BESP to estimate the selling price for licenses to its proprietary technology, since it often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes BESP to determine the estimated selling price of a license to its proprietary technology, it considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our BESP, the Company evaluates whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple deliverables.

        The Company recognizes revenue when there is persuasive evidence that an arrangement exists, services have been rendered or delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

        The Company recognizes revenue allocated to the license upon delivery, when it believes the license to its intellectual property has standalone value. When the Company recognizes revenue allocated to the license upon delivery, it may experience significant fluctuations in its collaborative arrangements revenues from quarter to quarter and year to year depending on the timing of transactions. When the Company believes the license to its intellectual property does not have standalone value from the other deliverables to be provided in the arrangement, such as research and development activities in the Merck Agreement, the license is combined with other deliverables and the

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

revenue of the combined unit of accounting is recorded based on the method appropriate for the last delivered item.

        At the inception of each arrangement that includes precommercial milestone payments, the Company evaluates whether each precommercial milestone is substantive, in accordance with ASU 2010-17, "Revenue Recognition—Milestone Method." This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity's performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity's performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. If a substantive pre-commercial milestone were achieved and collection of the related receivable was reasonably assured, the Company would recognize revenue related to the milestone in its entirety in the period in which the milestone was achieved. If the Company achieves milestones that it considers substantive, it may experience significant fluctuations in its collaborative arrangements revenue from quarter to quarter and year to year depending on the timing of achieving such substantive milestones. In those circumstances where a pre-commercial milestone is not substantive, the Company recognizes as revenue on the date the milestone is achieved an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance. Commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

        The Company may receive royalty revenues under its current or future multiple element arrangements. If the Company does not have any future performance obligations under these agreements, such as under the Merck Agreement, it records these revenues as earned.

Research and Development Expenses

        The Company expenses research and development costs to operations as incurred. The Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed.

        Research and development expenses comprise costs incurred in performing research and development activities, including salaries, benefits and other employee-related expenses, share-based compensation expense, laboratory supplies and other direct expenses, facilities cost, overhead costs, third-party contract costs relating to pre-clinical studies and clinical trial activities and related contract manufacturing expenses, and other outside costs.

Stock-Based Compensation

        The Company's share-based compensation programs grant awards which may include stock options, restricted stock awards (RSAs), restricted stock units (RSUs), and other stock-based awards.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Share-based compensation is recognized as an expense in the financial statements based on the grant date fair value over the requisite service period. For awards granted to employees and directors that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods.

        The fair value of the RSUs and RSAs is based on the market value of the Company's common stock on the date of grant. The fair value of options is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions, including volatility and expected term.

        Due to the lack of a public market for the trading of its common stock prior to the IPO in October 2016 and a lack of Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company estimates the expected term using the "simplified" method.

Income Taxes

        The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

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

Net Loss Per Share Attributable to Common Stockholders

        The Company calculates basic net income (loss) per share attributable to common stockholders and diluted net loss per share attributable to common stockholders by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the diluted number of shares outstanding during the period.

        Except where the result would be antidilutive to net income, diluted net income per share attributable to common stockholders is computed assuming the conversion of redeemable convertible preferred stock, the exercise of warrants, the exercise of common stock options and the vesting of RSUs and RSAs (using the treasury stock method), as well as their related income tax effects.

        During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

weighted average common shares and participating securities (the "two class method"). Prior to converting into common shares, shares of the Company's redeemable convertible preferred stock were entitled to participate in any dividends declared by the Company and were therefore considered to be participating securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company.

Newly Adopted Accounting Pronouncements

        In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes," that requires companies to classify all deferred tax assets and liabilities, along with any valuation allowance, as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2015-17 during the quarter ended March 31, 2017 did not have a significant impact on the Company's consolidated financial statements and related disclosures.

        In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-09 during the quarter ended March 31, 2017 did not have a significant impact on the Company's consolidated financial statements and related disclosures. Upon adoption, the Company elected to account for forfeitures when they occur and recorded a cumulative effect adjustment of $11,200 to accumulated deficit.

        In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." The standard addresses the classification of certain transactions within the statement of cash flows, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard during the quarter ended December 31, 2017 did not have a significant impact on the Company's consolidated financial statements and related disclosures.

        In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." The standard addresses the classification and presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard during the quarter ended December 31, 2017. The Company historically excluded the restricted cash balance from cash and cash equivalents within the consolidated statements of cash flows, reflecting transfers between cash and cash equivalents and restricted cash within cash flows from investing activities. As a result of the adoption of this standard, the Company combined restricted cash balances of $1.3 million, $1.5 million and $0.1 million as of December 31, 2016, 2015 and 2014, respectively, with

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

cash and cash equivalents when reconciling the beginning and ending balances within the consolidated statements of cash flows for the fiscal years ended December 31, 2016 and 2015.

        As of December 31, 2017, cash, cash equivalents and restricted cash of $71.7 million, as reported within the consolidated statement of cash flows, included $70.4 million of cash and cash equivalents and $1.3 million of restricted cash, as reported within the consolidated balance sheets. As of December 31, 2016, cash, cash equivalents and restricted cash of $119.1 million, as reported within the consolidated statement of cash flows, included $117.8 million of cash and cash equivalents and $1.3 million of restricted cash, as reported within the consolidated balance sheets.

        In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard during the quarter ended December 31, 2017 did not have a significant impact on the Company's consolidated financial statements and related disclosures.

        In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting." The standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard during the quarter ended December 31, 2017 did not have a significant impact on the Company's consolidated financial statements and related disclosures.

Newly Issued Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The standard will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will be effective for annual and interim periods beginning after December 15, 2017. The Company has one contract subject to the new standard, the Merck Agreement, and all performance obligations were completed upon the expiration of the research term in April 2016. See Note 9 "Revenue Recognition." The new standard will be adopted on January 1, 2018 using the retrospective method. The Company concluded that the adoption of ASU 2014-09 will not have a significant impact on its consolidated financial statements for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

        In February 2016, the FASB issued ASU 2016-02, "Leases." The standard established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures but expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements

        Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents—money market funds	$70,449	$—	$—	$70,449

Total assets	$70,449	$—	$—	$70,449

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents—money market funds	$117,708	$—	$—	$117,708

Total assets	$117,708	$—	$—	$117,708

        There were no transfers between fair value levels during the years ended December 31, 2017 and 2016.

4. Supplemental Balance Sheet Information

Property and equipment, net

        Property and equipment, net consists of the following:

	December 31,
	2017	2016
	(in thousands)
Computer equipment and software	$20	$—
Furniture, fixtures and other	378	365
Laboratory equipment	5,116	3,642
Leasehold improvements	3,753	3,732

	9,267	7,739
Accumulated depreciation	(3,661)	(2,202)

Property and equipment, net	$5,606	$5,537

        Depreciation expense was $1.5 million, $1.2 million and $0.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Restricted Cash

        The Company is contingently liable under an unused letter of credit with a bank, related to the Company's facility leases. Refer to Note 7, "Commitments and Contingencies." As a result, as of December 31, 2017, 2016 and 2015, the Company had restricted cash as presented in the table below,

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Balance Sheet Information (Continued)

securing the letters of credit. The cash will be restricted until the termination or modification of the lease arrangement.

	December 31,
	2017	2016	2015
	(in thousands)
Restricted cash	$1,334	$1,334	$1,463

Accrued expenses

        Accrued expenses consist of the following:

	December 31,
	2017	2016
	(in thousands)
Payroll and employee-related costs	$2,063	$1,451
Research and development costs	1,464	1,326
Other	410	405

Total	$3,937	$3,182

5. Goodwill and Other Intangible Assets

        In February 2011, the Company recorded goodwill of $0.2 million and intangible assets of $0.7 million upon the acquisition of Cosmix. Based on the Company's step zero of the goodwill impairment test, completed as of October 31, 2017, 2016 and 2015, goodwill was not impaired.

        Intangible assets are amortized over the pattern in which the economic benefits of the intangible assets are utilized, over an estimated useful life of approximately nine years.

        Intangible assets were $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively. Amortization expense of intangible assets for each of the years ended December 31, 2017, 2016 and 2015 was approximately $0.1 million and was recorded as a component of research and development expense in the Company's consolidated statements of operations.

        Estimated amortization expense for intangible assets for the remaining three years is as follows:

Year Ended December 31,	Amortization Expense
(in thousands)
2018	$66
2019	66
2020	65

6. Convertible Notes

        On April 1, 2015, the Company entered into a Convertible Note Purchase Agreement (the "Note Agreement") with the holders of its existing Series A Preferred Stock and issued Convertible Notes and warrants to purchase 221,521 shares of the Company's common stock. In connection with the issuance, the Company received gross proceeds of $5.0 million and incurred insignificant issuance costs. The Convertible Notes bore interest at a rate of 8% per annum and were payable in full at the earliest of March 2018 ("Maturity Date"), an event of default as defined in the Note Agreement, or the sale of the Company.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Convertible Notes (Continued)

        The Convertible Notes included certain features resulting in automatic conversion or possible early redemption. In the event the Company sold or issued shares ("Equity Securities") resulting in cash proceeds to the Company of no less than $5.0 million ("Qualified Financing"), the Convertible Notes would automatically convert into the Equity Securities at a conversion price equal to the price per share paid by the investors purchasing the Equity Securities. In the event of the Company undergoing a change in control prior to the Maturity Date, the Convertible Notes would automatically convert into the right to receive 3 times the outstanding principal, plus accrued interest. Lastly, the Convertible Notes included a put feature, at the option of the holders, whereby upon an event of default, repayment of the Convertible Notes could be accelerated in the amount of outstanding principal, plus accrued interest. Each of these three features were embedded derivatives that required bifurcation.

        The embedded derivatives were valued upon issuance using a "with and without" income valuation approach. The Company recorded approximately $0.1 million as the fair value of the combined embedded derivative liability on April 1, 2015, resulting in a debt discount. The debt discount was amortized as interest expense over the life of the Convertible Notes under the effective interest method. Changes in the estimated fair value of the embedded features were recorded as a component of other income (expense), net in the consolidated statement of operations.

        On July 10, 2015, the Company completed a Series B-1 preferred stock financing, which resulted in the automatic conversion of the Convertible Notes into 5,512,743 shares of Series B-1 preferred stock at a conversion price of $0.92667 per share. Upon conversion, the Company recorded the difference between the fair value of the Series B-1 preferred stock issued and the carrying value of the Convertible Notes plus accrued interest as a $0.6 million loss on debt extinguishment in its consolidated statement of operations.

        The Company allocated $0.5 million of the proceeds from the Convertible Notes to the common stock warrants based on a relative fair value basis and recognized this amount as additional paid-in capital with a corresponding debt discount upon issuance. In October 2016, upon the closing of the IPO, all of the outstanding warrants net exercised, in accordance with their terms, into shares of common stock.

7. Commitments and Contingencies

License Agreement

        In 2010, the Company entered into an exclusive license agreement with an individual. The Company is required to pay an annual license fee of approximately $15,000 until the first commercial sale of a licensed product. The Company is also obligated to pay royalties of 0.25% on net sales of licensed products sold or transferred by the Company. The royalty obligations will continue on a country-by-country basis until the expiration of the last valid patent claim in the applicable country. The Company has the right to terminate the agreement for any reason upon a thirty-day notice.

Lease Commitments

        In September 2015, the Company entered into an operating lease for laboratory and office space at its headquarters in Cambridge, Massachusetts. The lease expires in April 2023 and contains various clauses for renewal at the Company's option and certain rent escalation clauses. Rent expense under the lease was $1.0 million, $1.1 million and $0.6 million for the years ended December 31, 2017, 2016

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

and 2015, respectively. The Company is also obligated to pay operating costs, including property taxes, insurance, maintenance and other operating expenses. In connection with the lease, the Company was provided tenant improvements allowance totaling approximately $2.7 million by the landlord as reimbursement for capital improvements to the facility. As of December 31, 2017, the Company had an unamortized lease incentive obligation of $1.9 million recorded in deferred rent in the consolidated balance sheet.

        Future minimum commitments due under this operating lease agreement are as follows:

Year Ended December 31,	Minimum Lease Payments
(in thousands)
2018	$1,254
2019	1,403
2020	1,442
2021	1,483
2022	1,524
Thereafter	513

Total	$7,619

        The Company is contractually obligated to return leased office and laboratory space in good order, repair and condition excluding ordinary wear and tear upon termination of the lease agreement. The Company's asset retirement obligations were not significant as of December 31, 2017 and 2016.

Other Funding Commitments

        As of December 31, 2017, the Company had several ongoing clinical and nonclinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are not included in the table above as generally they are cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Guarantees

        The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords and clinical sites. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

Litigation

        The Company is not a party to any known litigation and does not have contingency reserves established for any litigation liabilities.

8. Redeemable Convertible Preferred Stock

Series A Preferred Stock

        In February 2010, the Company issued 12,887,999 shares of Series A Preferred Stock pursuant to the Series A Preferred Stock agreement at a price of $0.80176 per share. Additionally, investors were granted the right to purchase up to an additional 21,552,566 shares of the Company's Series A Preferred Stock at a price of $0.80176 per share, in two subsequent closings upon the Company meeting certain milestone criteria. In February 2012 and March 2014, the board of directors waived certain milestone events provided for in the Series A Preferred Stock agreement and the Company issued 10,776,283 and 10,776,283 shares, respectively, of Series A Preferred Stock at a price of $0.80176 per share. In October 2016, upon the closing of the Company's IPO, all outstanding shares of Series A Preferred Stock converted into 4,920,074 shares of the Company's common stock.

Series B Preferred Stock

        In July 2015, the Company issued 31,564,630 shares of Series B-1 Preferred Stock pursuant to the Series B Preferred Stock agreement at a price of $0.92667 per share. Additionally, investors were granted the right to purchase up to an additional 29,362,452 shares of the Company's Series B-2 Preferred Stock at a price of $0.99617, in any number of subsequent closings upon the request of each investor or in a mandatory closing upon the Company meeting certain milestone criteria. In June 2016, the board of directors and required certain investors waived certain milestone events provided for in the Series B Preferred Stock agreement and the Company issued 29,362,452 shares of Series B-2 Preferred Stock at a price of $0.99617 per share. In October 2016, upon the closing of the Company's IPO, all outstanding shares of Series B-1 and B-2 Preferred Stock converted into 8,703,859 shares of the Company's common stock.

Series A and Series B-2 Preferred Stock Tranche Rights

        The Company determined that the rights of the investors to purchase additional shares of Series A and Series B-2 Preferred Stock met the definition of a freestanding financial instrument and were recognized as a liability at fair value upon the initial issuance of Series A and Series B-1 Preferred Stock in February 2010 and July 2015, respectively. The Company adjusted the carrying value of the Series A and Series B-2 Preferred Stock Tranche Rights liability to its estimated fair value at each subsequent reporting date and immediately prior to the subsequent issuances through charges to other income (expense), net in the condensed consolidated statement of operations. The Series A Preferred Stock Tranche Rights liability was extinguished in March 2014 and the Series B-2 Preferred Stock Tranche Rights liability was extinguished in June 2016. During the years ended December 31, 2016 and 2015, the Company adjusted the Series B-2 Preferred Stock Tranche Rights liability to its fair value and recorded other expense of $1.0 million and other income of $0.1 million, respectively.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Revenue Recognition

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

        At the signing of the Merck Agreement, Merck made an upfront nonrefundable, technology license fee of $4.5 million. In addition, the Merck Agreement provides for reimbursement of research and development services provided by the Company and includes milestone payments that could total up to $65.0 million.

        The Company has identified two deliverables in connection with the Merck Agreement: (1) rights to access the Company's technology platform for each program target, and (2) the research and development services provided during the research term. The Company has determined that none of the deliverables have standalone value. Since the separability criteria have not been met for any of the deliverables, the deliverables were accounted for as a single combined unit of accounting. The Company has recognized revenue in connection with the upfront non-refundable license fee ratably over the research term. Payments for research and development services and reimbursement for certain lab supplies and reagents have been recognized as services are performed. The research term ended in April 2016.

        The Company has determined that the $3.5 million in milestone payments received was substantive in nature as they were commensurate with the enhancement of value resulting from the Company's performance under the Merck Agreement, related solely to past performance and were reasonable relative to all of the deliverables and payment terms within the arrangement. Accordingly, the Company has accounted for these milestone payments under the milestone method. The Company is entitled to receive future aggregate milestone payments of up to $61.5 million for the non-complement cardiovascular target selected, consisting of remaining preclinical and clinical milestones of $16.5 million, regulatory milestones of $19.0 million, and commercial milestones of $26.0 million, and low-to-mid single digit percentage royalties on future sales, if any. Following the end of the research term, any future milestone payments will be recognized as revenue upon achievement, assuming all other revenue recognition criteria are met, as no further performance obligations exist for the Company under the Merck Agreement. As of December 31, 2017, the Company had no remaining precommercial milestones that were deemed substantive.

        During the years ended December 31, 2016 and 2015, the Company recognized revenue of $4.2 million and $1.0 million related to upfront, non-refundable payments, respectively, and revenue of approximately $0.7 million and $3.1 million related to research and development services and reimbursable expenses, respectively. No revenue was recognized during the year ended December 31, 2017.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans

        In February 2010, the Company adopted the 2010 Stock Incentive Plan (the "2010 Plan") under which it was able to grant stock options and restricted stock grants to employees, consultants and directors. The Company had reserved 2,495,607 shares of common stock under the 2010 Plan, prior to the establishment of the 2016 Stock Award and Incentive Plan (the "2016 Plan"), as described below. As of December 31, 2017, options to purchase 1,870,783 shares of common stock were outstanding under the 2010 Plan.

        In October 2016, the Company's stockholders approved the 2016 Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. There were 1,401,109 shares of common stock reserved for issuance under the 2016 Plan at the time of approval, including 1,300,000 shares initially reserved plus the 101,109 shares available for issuance under the 2010 Plan. The number of shares available for future grant will automatically increase on the first day of each fiscal year by an amount equal to the lesser of: (i) 2,000,000; (ii) 4% of the number of outstanding shares of common stock on immediately preceding December 31; and (iii) an amount determined by the administrator appointed by the board of directors. Awards that are returned to the Company's equity plans as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2016 Plan. As of December 31, 2017, there were 847,866 shares available for future grant under the 2016 Plan and on January 1, 2018, this number increased by 905,067 shares.

Stock Options

        Stock options granted to employees and directors under the Company's equity plans generally have a ten-year term and vest over a period of four years, provided the individual continues to serve at the Company through the vesting dates. Options granted under all equity plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant and not less than 110% of the fair market value for participants who own more than 10% of the Company's voting power.

        The weighted average assumptions used to estimate the grant date fair value of the stock options using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2017	2016	2015
Expected life (in years)	6.0	6.1	6.1
Expected volatility	77.5%	82.9%	74.5%
Risk-free interest rate	2.0%	1.3%	1.9%
Expected dividend yield	—%	—%	—%

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans (Continued)

        The following table summarizes the stock option activity of the Company's share-based plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 31, 2016	2,168	$4.27
Granted	1,656	$17.16
Exercised	(81)	$3.31
Cancelled	(273)	$10.04

Options outstanding as of December 31, 2017	3,470	$9.99	8.5	$8,529
Options exercisable as of December 31, 2017	1,031	$6.11	8.0	$4,056
Options vested and expected to vest as of December 31, 2017	3,283	$9.87	8.5	$8,236

        The total intrinsic values of options exercised totaled $1.4 million, $0.1 million and $0.1 million the years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic value was calculated as the difference between the fair value of the Company's common stock and the exercise price of the option. The weighted-average grant date fair value of stock options granted was $11.57, $3.74 and $1.89 for years ending December 31, 2017, 2016 and 2015, respectively.

Stock-Based Compensation

        The following table provides stock-based compensation by the financial statement line item in which it is presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$3,081	$361	$58
General and administrative	2,492	665	94

Total	$5,573	$1,026	$152

        As of December 31, 2017, there was approximately $17.5 million of unrecognized share-based compensation, which is expected to be recognized over a weighted average period of approximately 2.7 years.

2016 ESPP

        In October 2016, the Company's stockholders approved the 2016 Employee Stock Purchase Plan (the "2016 ESPP"), which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. There were 175,000 shares of common stock initially reserved for issuance pursuant to the 2016 ESPP. The number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans (Continued)

January 1 equal to the lesser of: (i) 300,000, (ii) 1% of the Company's shares of common stock outstanding on the immediately preceding December 31 or (iii) an amount determined by the administrator of the 2016 ESPP appointed by the Company's board of directors. As of December 31, 2017, there were 400,461 shares available for future grant under the 2016 ESPP and on January 1, 2018, this number increased by 226,266 shares.

11. 401(k) Savings Plan

        In 2010, the Company adopted a tax-qualified employee savings and retirement 401(k) Plan, covering all qualified employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of its board of directors, the Company may elect to match employee contributions. Currently, the Company makes matching contributions at a rate of 50% of the first 6% of employee contributions. The Company recorded $0.2 million, $0.1 million and less than $0.1 million of expenses related to its 401(k) match for the years ended December 31, 2017, 2016 and 2015, respectively.

12. Income Taxes

        The following table presents domestic and foreign components of loss from operations before income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$(54,452)	$(28,886)	$(13,961)
Foreign	(6)	4	(1)

Total	$(54,458)	$(28,882)	$(13,962)

        The Company recorded no current or deferred tax expense for federal and state purposes and no current foreign tax expense for the years ended December 31, 2017, 2016 and 2015. A foreign deferred tax benefit of approximately $19,000, $18,000 and $19,000 has been recorded for the years ended December 31, 2017, 2016, and 2015, respectively.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        A reconciliation setting forth the differences between the effective tax rate of the Company for the periods ended December 31, 2017, 2016 and 2015 and the U.S. federal statutory tax rate is as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Income tax benefit at U.S. federal statutory rate	$(18,515)	$(9,820)	$(4,749)
State income taxes, net of federal tax benefit	(2,644)	(1,525)	(737)
Nondeductible / nontaxable permanent items	1,297	256	272
Tax credits	(2,283)	(1,261)	(857)
Change in U.S. federal tax rate	13,645	—	—
Other	289	125	7
Change in valuation allowance	8,192	12,207	6,045

Income tax benefit	$(19)	$(18)	$(19)

Effective tax rate	0.04%	0.06%	0.14%

        The significant components of the Company's deferred tax assets are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Deferred tax assets:
Net operating losses	$14,956	$17,501
R&D credits	5,747	3,498
Accrued expenses	545	80
Deferred rent	734	1,100
Equity compensation	934	218
Capitalized R&D costs	13,961	6,316
Other deferred tax assets	189	270

Total deferred tax assets	37,066	28,983
Deferred tax liabilities:
Depreciation related	(33)	(145)
Purchased intangibles	(57)	(76)

Total deferred tax liabilities	(90)	(221)
Valuation allowance	(37,016)	(28,821)

Net deferred tax liabilities	$(40)	$(59)

        In December 2017, the U.S. government enacted comprehensive tax legislation ("Tax Reform Act") that includes significant changes to the taxation of business entities. These changes include, among others, (1) a permanent reduction to the corporate income tax rate from 34% to 21%, (2) limiting interest deductions, (3) adopting elements of a territorial tax system and (4) introducing certain anti-base erosion provisions. In addition, under the Tax Reform Act, federal net operating losses generated after December 31, 2017 will not be subject to expiration. In December 2017, the SEC issued guidance, which directs taxpayers to consider the impact of the U.S. legislation as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

reasonable detail to complete its accounting for the change in tax law. As of December 31, 2017, the Company recognized a provisional amount of $0 for the transition tax. The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement of the deferred tax balance was a tax expense of $13.6 million, which was fully offset by an adjustment to the valuation allowance.

        Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company's history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, with the exception of the deferred tax assets recorded at Cosmix, a full valuation allowance for the net deferred tax asset was recorded as of December 31, 2017 and 2016. Management reevaluates the positive and negative evidence on a quarterly basis.

        The valuation allowance increased by $8.2 million during the year ended December 31, 2017, primarily due to an increase in capitalized research and development costs, research and development credits and stock-based compensation expense; partially offset by a decrease in net operating losses and a lower U.S. federal tax rate due to the Tax Reform Act. The valuation allowance increased by $12.2 million during the year ended December 31, 2016, primarily due to an increase net operating losses, research and development credits and stock-based compensation expense.

        Subject to the limitations described below, as of December 31, 2017 and 2016, the Company had federal net operating loss carryforwards of $55.7 million and $45.1 million, respectively, and state net operating loss carryforwards of $51.2 million and $40.9 million, respectively. The net operating loss carryforwards expire at various dates beginning in 2028 through 2037 for U.S. federal and state purposes. As of both December 31, 2017 and 2016, the Company has trade net operating loss carryforwards of less than $0.1 million at its German subsidiary. There is no expiration of the German net operating loss carryforwards.

        As of December 31, 2017 and 2016, the Company had research and development credits for federal income tax purposes of $4.4 million and $2.5 million, respectively, and research and development credits for state income tax purposes of $1.7 million and $1.5 million, respectively. If not utilized, the available research and development credits for federal and state income tax purposes expire at various dates through 2037 and 2032, respectively.

        Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("IRC Section 382") and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception which may result in a change in control as defined by IRC Section 382 or could result in a change in control in the future.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

        The Company files income tax returns in the U.S. federal, Massachusetts and foreign jurisdictions. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for all years since the Company's inception. There are currently no federal or state income tax audits in progress.

13. Net Loss Per Share Attributable to Common Stockholders

        Basic and diluted net loss per share attributable to common stockholders are calculated as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Numerator:
Net loss	$(54,439)	$(28,864)	$(13,943)
Gain on extinguishment of redeemable convertible preferred shares	—	—	1,673

Net loss attributable to common stockholders	$(54,439)	$(28,864)	$(12,270)

Denominator:
Weighted average number of common shares outstanding—basic and diluted	22,591	4,135	497

        The following common stock equivalents were excluded from the calculation of net loss per share attributable to common stockholders due to their anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Convertible preferred stock	—	—	9,429
Common stock warrants	—	—	223
Outstanding stock options	3,470	2,168	835

Total	3,470	2,168	10,487

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Financial Data (unaudited)

        The following table contains selected quarterly financial information for the years ended December 31, 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2017
Revenue	$—	$—	$—	$—
Operating expenses	11,481	12,812	15,414	15,322
Net loss attributable to common stockholders	(11,360)	(12,663)	(15,275)	(15,141)
Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(0.56)	$(0.68)	$(0.67)
Weighted average number of common shares outstanding—basic and diluted	22,549	22,575	22,614	22,626
Year Ended December 31, 2016
Revenue	$1,884	$3,044	$—	$—
Operating expenses	6,248	7,590	8,121	10,993
Net loss attributable to common stockholders	(5,056)	(4,806)	(8,114)	(10,888)
Net loss per share attributable to common stockholders—basic and diluted	$(9.42)	$(8.90)	$(14.22)	$(0.73)
Weighted average number of common shares outstanding—basic and diluted	537	540	571	14,816 (a)

(a)
During the fourth quarter 2016, the Company completed an IPO, which resulted in the issuance of 8,106,615 shares of common stock. Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 13,623,933 shares of common stock and outstanding warrants net exercised into 221,573 shares of common stock.

15. Subsequent Events

        In February 2018, the Company completed a follow-on equity offering. See Note 1, "Nature of Business."

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

RA PHARMACEUTICALS, INC.
Date: March 14, 2018	By:	/s/ DOUGLAS A. TRECO Douglas A. Treco, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: March 14, 2018	By:	/s/ DAVID C. LUBNER David C. Lubner Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. TRECO Douglas A. Treco, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018
/s/ DAVID C. LUBNER David C. Lubner	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018
/s/ EDWARD T. MATHERS Edward T. Mathers	Director	March 14, 2018
/s/ ROBERT HEFT Robert Heft	Director	March 14, 2018
/s/ JASON LETTMANN Jason Lettmann	Director	March 14, 2018

Signature	Title	Date

/s/ RAJEEV SHAH Rajeev Shah	Director	March 14, 2018
/s/ TIMOTHY PEARSON Timothy Pearson	Director	March 14, 2018
/s/ PETER TUXEN BISGAARD Peter Tuxen Bisgaard	Director	March 14, 2018