Form 10-Q
period 2018-06-30
Ra Pharmaceuticals, Inc.
filed 2018-08-08
CIK 1481512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 27, 2018 was 32,340,155.

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

PART I: FINANCIAL INFORMATION

Item 1.                          Financial Statements

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$95,057	$70,381
Prepaid expenses and other current assets	3,092	2,496
Total current assets	98,149	72,877
Property and equipment, net	5,709	5,606
Goodwill	183	183
Intangible assets, net	164	197
Restricted cash	1,334	1,334
Total assets	$105,539	$80,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,901	$4,348
Accrued expenses	4,092	3,937
Deferred rent	460	329
Total current liabilities	8,453	8,614
Deferred rent, net of current portion	2,126	2,359
Deferred tax liabilities	40	40
Total liabilities	10,619	11,013
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 32,336 and 22,626 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	32	23
Additional paid-in capital	250,346	192,375
Accumulated deficit	(155,458)	(123,214)
Total stockholders’ equity	94,920	69,184
Total liabilities and stockholders’ equity	$105,539	$80,197

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$12,305	$10,464	$25,717	$19,476
General and administrative	3,821	2,348	7,133	4,817
Total operating expenses	16,126	12,812	32,850	24,293
Loss from operations	(16,126)	(12,812)	(32,850)	(24,293)
Other income (expense), net	380	149	606	270
Net loss	$(15,746)	$(12,663)	$(32,244)	$(24,023)

Net loss per common share — basic and diluted	$(0.49)	$(0.56)	$(1.08)	$(1.06)
Weighted average number of common shares outstanding — basic and diluted	32,307	22,575	29,789	22,562

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(32,244)	$(24,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772	730
Stock-based compensation	3,758	2,250
Other, net	—	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(534)	313
Accounts payable and accrued expenses	(693)	(96)
Other, net	(102)	(95)
Net cash used in operating activities	(29,043)	(20,914)
Cash flows from investing activities
Purchase of property and equipment	(558)	(1,128)
Net cash used in investing activities	(558)	(1,128)
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts	54,482	—
Payment of common stock offering costs	(371)	—
Proceeds from disgorgement of stockholder’s short-swing profits	—	670
Proceeds from exercises of stock options	179	165
Other, net	(13)	—
Net cash provided by financing activities	54,277	835

Net increase (decrease) in cash, cash equivalents and restricted cash	24,676	(21,207)
Cash, cash equivalents and restricted cash, beginning of period	71,715	119,146
Cash, cash equivalents and restricted cash, end of period	$96,391	$97,939

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

Since inception, the Company has generated an accumulated deficit of $155.5 million as of June 30, 2018 and has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital.

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

In May 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through Stifel, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” The Company has agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of its common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $50.0 million of shares of the Company’s common stock or (b) the termination of the Sales Agreement by the Company or Stifel. As of June 30, 2018, the Company has not sold any shares of common stock under this program.

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

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted but not before an entity adopts the new revenue guidance. The Company does not expect ASU 2018-07 to have a significant impact on its financial statements.

2.              Supplemental Balance Sheet Information

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer equipment and software	$38	$20
Furniture, fixtures and other	388	378
Laboratory equipment	5,927	5,116
Leasehold improvements	3,755	3,753
	10,108	9,267
Accumulated depreciation	(4,399)	(3,661)
Property and equipment, net	$5,709	$5,606

Depreciation expense was $0.3 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million for both the six months ended June 30, 2018 and 2017.

Restricted cash

The Company is contingently liable under an unused letter of credit with a bank, related to the Company’s facility lease. As a result, as of June 30, 2018 and December 31, 2017, the Company had restricted cash securing the letters of credit. The cash will be restricted until the termination or modification of the lease arrangement.

The following table reconciles the Company’s restricted cash as of June 30, 2018 and December 31, 2017 to cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$95,057	$70,381
Restricted cash	1,334	1,334
Cash, cash equivalents and restricted cash	$96,391	$71,715

Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Payroll and employee-related costs	$1,552	$2,063
Research and development costs	2,127	1,464
Other	413	410
Total	$4,092	$3,937

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

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three and six months ended June 30, 2018, there were no transfers between levels.

Valuation methodologies used for assets measured or disclosed at fair value are as follows:

•                                          Cash equivalents - Valued at market prices determined through third-party pricing services.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$94,864	$—	$—	$94,864
Total assets	$94,864	$—	$—	$94,864

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$70,449	$—	$—	$70,449
Total assets	$70,449	$—	$—	$70,449

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

During the three and six months ended June 30, 2018 and 2017, the Company did not recognize any revenue and had no contract assets and liabilities related to the Merck Agreement.

5.              Stock-Based Compensation

The Company has stock-based compensation plans under which employees, directors and non-employees may be granted stock-based awards such as stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock units, performance-based awards or dividend equivalent rights.

The following table provides stock-based compensation by the financial statement line item in which it is reflected (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$826	$725	$1,857	$1,366
General and administrative	986	507	1,901	884
Total	$1,812	$1,232	$3,758	$2,250

During the six months ended June 30, 2018, the Company issued 0.9 million stock options with a per share weighted-average grant date fair value of $4.98 and 0.3 million of restricted stock units with a per share weighted-average grant date fair value of $7.18.

6.              Net Loss Per Share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2018 and 2017 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents were excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	As of June 30,
	2018	2017
Stock options	3,965	3,182
Restricted stock units	318	—
Total	4,283	3,182

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

Myasthenia gravis (“MG”) is a rare, complement-mediated, autoimmune disease that causes weakness in the skeletal muscles. Patients with MG present with muscle weakness that characteristically becomes increasingly severe with repeated use and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb and respiratory muscles. This is often described as the generalized, or severe, form of the disease. We initiated a Phase 2 clinical trial with RA101495 SC for gMG in the fourth quarter of 2017 and data is expected around year-end 2018.

We are also developing RA101495 SC to treat other debilitating complement-mediated diseases such as aHUS and LN. We initiated a Phase 1b clinical trial supporting development in aHUS and LN in the first quarter of 2018 and expect to report topline data by the end of the third quarter of 2018.

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

Eculizumab Naïve Cohort

All ten eculizumab naïve patients successfully completed 12 weeks of dosing. RA101495 SC met the primary endpoint, demonstrating a rapid, robust, and sustained reduction in LDH levels from baseline to the mean of Weeks 6-12 (p=0.002) and near-complete suppression of complement activity. Fifty percent of eculizumab naïve patients (3/6) who were transfusion-dependent prior to enrollment remained transfusion-free while on study. Meaningful improvements in standard measures of quality of life, as shown by the Functional Assessment of Chronic Illness Therapy (“FACIT”) fatigue score were observed, as well as a high level of patient satisfaction with SC self-administration based on patient surveys. To date, eight of the 10 patients in the naïve cohort continue in the long-term extension study, with the longest treated patients (n=2) dosed through 60 weeks. The clinically meaningful reduction in mean LDH observed during the 12-week Phase 2 dosing period has been sustained in the long-term extension study.

Eculizumab Switch Cohort

The eculizumab switch cohort enrolled 16 patients, comprised of five patients who were transfusion-independent at baseline (before switching to RA101495 SC) and 11 who were transfusion-dependent at baseline. As noted in February 2018, the topline results from the completed switch cohort show that the LDH response observed in switch patients was bimodal based on prior transfusion requirements on eculizumab. In transfusion-independent patients from this cohort (n=5), a population segment representing the majority of patients currently treated with eculizumab (approximately 80% of patients on long-term eculizumab therapy), switching to RA101495 SC resulted in overall stable mean LDH levels with only one patient (1/5) withdrawing early due to breakthrough hemolysis and reverting to eculizumab without complications. Among patients who were transfusion-dependent at baseline (n=11), breakthrough hemolysis occurred after switching in seven patients (7/11), who all reverted to eculizumab treatment without complications. Overall, eight patients in the switch cohort (four of the transfusion-dependent and four of the transfusion-independent patients) completed the 12-week treatment phase and, to date, three patients continue in the long-term extension study.  Of note, our Phase 2 clinical trial of RA101495 SC enrolled a disproportionately larger percentage of transfusion-dependent PNH patients (69%) compared to estimates of the percentage of transfusion-dependent PNH patients on long-term eculizumab therapy in the real world (approximately 20%).

Eculizumab Inadequate Responder Cohort

In our U.S.-based cohort of patients who were inadequate responders to eculizumab and have a history of elevated LDH levels, all three patients (two transfusion-independent, one transfusion-dependent) have completed 12 weeks of dosing and maintained stable mean LDH levels. To date, two of the three patients in the inadequate responder cohort continue in the long-term extension study.

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

A post-hoc analysis of the eculizumab switch cohort data demonstrated that an elevated absolute reticulocyte count (> 2 times the upper limit of normal) at the time of switching from eculizumab to RA101495 SC was an important predictor of breakthrough hemolysis during washout. These data are consistent with the observation that transfusion dependency on eculizumab was associated with switch failure. Recent data from the PNH National Service in the United Kingdom (“UK”) has identified reticulocyte count as the single best indicator of extravascular hemolysis in PNH patients on eculizumab. These data demonstrated that reticulocyte count appears to be a better indicator of extravascular hemolysis than lactate dehydrogenase, correlating more strongly with raised bilirubin, increased C3-loading of PNH red blood cells and an increased transfusion requirement. We therefore believe that assessing reticulocyte count will allow us to better identify those patients who are more likely to be able to successfully switch from eculizumab to RA101495 SC.

As of February 7, 2018, across all cohorts, no major safety or tolerability concerns have been reported after more than 500 patient weeks of cumulative exposure across all cohorts. No meningococcal infections or thromboembolic events have been observed. Out of more than 3,500 doses administered, only nine mild (grade 1) injection site reactions have occurred in a total of five patients.

Based on the topline results of the Phase 2 studies, we are planning to conduct a Phase 3 program to support the approval of RA101495 SC in PNH. During the second quarter of 2018, we  held end-of-Phase 2 meetings with the Medicines and Healthcare products Regulatory Agency in the UK (“MHRA”), Health Canada and the US Food and Drug Administration (“FDA”) to discuss the design of our planned Phase 3 registrational studies in both naïve and switch PNH patients.  The MHRA and Health Canada have indicated that a single arm Phase 3 design in both naïve and switch patients is acceptable and discussions with the FDA are ongoing. We plan to meet with the European Medicines Agency in the fourth quarter of 2018 to discuss our global Phase 3 program and, pending successful outcome of these discussions, anticipate initiating our Phase 3 clinical trials during the first half of 2019.

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

In December 2017, we initiated dosing in our Phase 2, multicenter, randomized, double-blind, placebo-controlled trial, designed to evaluate the safety, tolerability, and preliminary efficacy of RA101495 SC in patients with gMG. At the outset of the 12-week treatment period, patients were randomized in a 1:1:1 ratio and received daily, SC doses of 0.1 mg/kg of RA101495 SC, 0.3 mg/kg of RA101495 SC, or matching placebo. The primary efficacy endpoint is change in Quantitative Myasthenia Gravis (“QMG”) score from baseline to week 12. All patients have the opportunity to receive RA101495 SC in a long-term extension study. The trial was originally expected to enroll approximately 36 patients. On August 3, 2018, we completed enrollment in our Phase 2 study in gMG, with 44 patients dosed, surpassing our original enrollment target. We expect topline data from this trial around year-end 2018.

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

Our Phase 1b, multi-center, open-label trial is designed to evaluate the PK profile of RA101495 SC in these patients. The trial is planned to enroll approximately 16 subjects, including eight patients with severe renal impairment matched with eight healthy control subjects with normal renal function. Each patient received a single, SC dose of 0.3 mg/kg of RA101495 SC. The trial will compare the PK profile in patients with renal impairment with subjects with normal renal function. During the second quarter of 2018, we completed dosing of all 16 subjects and expect to report topline data from this trial by the end of the third quarter of 2018.

Financial Update

Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting preclinical studies of our product candidates and a clinical trial of our lead product candidate, RA101495 SC. To date, we have not generated any product revenue and have financed our operations primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of June 30, 2018, we had received an aggregate of $235.1 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck (“Merck Agreement”). As of June 30, 2018, our principal source of liquidity was cash and cash equivalents, which totaled $95.1 million.

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

In May 2018, we entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through Stifel, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” We have agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of our common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $50.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Stifel. As of June 30, 2018, we have not sold any shares of common stock under this program.

As of June 30, 2018, we had an accumulated deficit of $155.5 million. Our net losses were $32.2 million and $24.0 million for the six months ended June 30, 2018 and 2017, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

We believe that our available funds as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our available funds will be sufficient to enable us to prepare and plan for the initiation of our Phase 3 clinical trials of RA101495 SC for the treatment of PNH, obtain top line data from our ongoing Phase 2 clinical trial in gMG, complete the Phase 1b clinical trial evaluating RA101495 SC in patients with renal impairment, supporting further development in aHUS and LN, and advance our other preclinical pipeline programs. We expect that these funds will not, however, be sufficient to enable us to complete our Phase 3 clinical study in PNH. It is also possible that we will not achieve the progress that we expect with respect to RA101495 SC because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

We have derived all of our revenue to date from the Merck Agreement, which we entered into in April 2013. Under the Merck Agreement, we collaborated with Merck and used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck and provided specific research and development services. At the signing, Merck paid us an upfront, non-refundable, license fee payment of $4.5 million. In addition, during the research term, which ended in April 2016, Merck reimbursed us for research and development services provided by us in accordance with a pre-specified number of our full-time equivalent employees (“FTEs”) working under the Merck Agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular program target with a large market opportunity, for which we had received $3.5 million in preclinical milestone payments as of June 30, 2018. We are also entitled to receive future aggregate milestone payments of up to $61.5 million and low-to-mid single digit percentage royalties on any future sales for this program target. For additional information about the Merck Agreement, see Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth our research and development expenses related to our product pipeline:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
RA101495 SC	$5,224	$4,612	$11,827	$8,453
Other pipeline programs	1,299	870	2,122	1,504
Allocated costs	6,523	5,482	13,949	9,957
Unallocated costs	5,782	4,982	11,768	9,519
Total	$12,305	$10,464	$25,717	$19,476

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

Result of Operations

Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,305	$10,464	$1,841	17.6%
General and administrative	3,821	2,348	1,473	62.7%
Total operating expenses	16,126	12,812	3,314	25.9%
Loss from operations	(16,126)	(12,812)	(3,314)	25.9%
Other income (expense), net	380	149	231	155.0%
Net loss	$(15,746)	$(12,663)	$(3,083)	24.3%

Research and Development Expenses

Research and development expenses increased by $1.8 million to $12.3 million for the three months ended June 30, 2018, from $10.5 million for the three months ended June 30, 2017. This increase was attributable to: a $1.0 million increase in CRO and CMO expenses for our non-clinical studies and clinical trials, primarily relating to our RA101495 SC program; a $0.5 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased research and development activities; a $0.1 million increase in non-cash stock-based compensation, primarily relating to our annual grants awarded in February 2018 and 2017; and a $0.2 million net increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million to $3.8 million for the three months ended June 30, 2018, from $2.3 million for the three months ended June 30, 2017. This increase was attributable to: a $0.5 million increase in non-cash stock-based compensation, primarily relating to our annual grants awarded in February 2018 and 2017; a $0.5 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased activities; a $0.3 million increase in consulting fees; and a $0.2 million net increase in other expenses.

Other Income (Expense), Net

Other income (expense), net increased by approximately $0.2 million to $0.4 million in other income, net during the three months ended June 30, 2018, from $0.1 million in other income, net for the three months ended June 30, 2017. This increase was due primarily to a $0.2 million increase in interest income.

Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$25,717	$19,476	$6,241	32.0%
General and administrative	7,133	4,817	2,316	48.1%
Total operating expenses	32,850	24,293	8,557	35.2%
Loss from operations	(32,850)	(24,293)	(8,557)	35.2%
Other income (expense), net	606	270	336	124.4%
Net loss	$(32,244)	$(24,023)	$(8,221)	34.2%

Research and Development Expenses

Research and development expenses increased by $6.2 million to $25.7 million for the six months ended June 30, 2018, from $19.5 million for the six months ended June 30, 2017. This increase was attributable to: a $4.0 million increase in CRO and CMO expenses for our non-clinical studies and clinical trials, primarily relating to our RA101495 SC program; a $1.4 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased research and development activities; a $0.5 million increase in non-cash stock-based compensation, primarily relating to our annual grants awarded in February 2018 and 2017; and a $0.3 million net increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million to $7.1 million for the six months ended June 30, 2018, from $4.8 million for the three months ended June 30, 2017. This increase was attributable to: a $1.0 million increase in non-cash stock-based compensation, primarily relating to our annual grants awarded in February 2018 and 2017; a $0.8 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased activities; a $0.5 million increase in consulting fees; and a $0.1 million net increase in other expenses; partially offset by a $0.1 million decrease in patent costs.

Other Income (Expense), Net

Other income (expense), net increased by $0.3 million to $0.6 million in other income, net during the six months ended June 30, 2018, from $0.3 million in other income, net for the six months ended June 30, 2017. This increase was due primarily to a $0.3 million increase in interest income.

Liquidity and Capital Resources

Overview

We have funded our operations from inception through June 30, 2018 primarily through the public offerings and the private placement of our securities and revenue from our collaboration with Merck. As of June 30, 2018, we had received an aggregate of $235.1 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck. As of June 30, 2018, we had cash and cash equivalents of $95.1 million.

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

In May 2018, we entered into the Sales Agreement with Stifel pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through Stifel, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” We have agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of our common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $50.0 million of shares of our common stock, or (b) the termination of the Sales Agreement by us or Stifel. As of June 30, 2018, we have not sold any shares of common stock under this program.

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(29,043)	$(20,914)
Investing activities	(558)	(1,128)
Financing activities	54,277	835
Net increase (decrease) in cash	$24,676	$(21,207)

Net Cash Used in Operating Activities

Cash used in operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for (1) non-cash operating items such as depreciation and amortization and stock-based compensation as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Net cash used in operating activities was $29.0 million for the six months ended June 30, 2018 compared to $20.9 million for the six months ended June 30, 2017. The increase in net cash used in operations was attributable primarily to: an approximately $8.2 million increase in our net loss as a result of higher operating expenses, primarily in connection with our pre-clinical studies and clinical trials related to our RA101495 SC program and other research and development pipeline programs; a net increase in operating assets; and a net decrease in operating liabilities; partially offset by higher non-cash expenses, including stock-based compensation and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.6 million for the six months ended June 30, 2018 compared to $1.1 million for the six months ended June 30, 2017. The decrease in cash used in investing activities was due primarily to a reduction in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $54.3 million for the six months ended June 30, 2018 compared to $0.8 million for the six months ended June 30, 2017. The increase in cash provided by financing activities was due primarily to the $54.5 million proceeds from the February 2018 follow-on offering; partially offset by the payment of issuance costs of $0.4 million and by proceeds of $0.7 million from the disgorgement of a stockholder’s short-swing profits received in the second quarter of 2017.

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

We believe that our existing cash and cash equivalents as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our available funds will be sufficient to enable us to prepare and plan for the initiation of our Phase 3 clinical trials of RA101495 SC for the treatment of PNH, obtain top line data from our ongoing Phase 2 clinical trial in gMG, complete the Phase 1b clinical trial evaluating RA101495 SC in patients with renal impairment, supporting further development in aHUS and LN, and advance our other preclinical pipeline programs. We expect that these funds will not, however, be sufficient to enable us to complete our Phase 3 clinical study in PNH. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of RA101495 SC and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash and cash equivalents of $95.1 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2018, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended June 30, 2018 had a significant impact on our results of operations or financial condition.

Item 4. Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

(b)                                 Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2018 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The net proceeds to us, after deducting underwriting discounts and commissions of $7.4 million and offering expenses of approximately $2.4 million, were approximately $95.6 million. As of June 30, 2018, we had used $57.2 million of the net proceeds from our IPO.

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

Item 6.                          Exhibits

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37962) filed November 29, 2016).

3.2

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37962) filed November 29, 2016).

10.1

Sales Agreement, dated as of May 9, 2018, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37926) filed May 9, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

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

Dated: August 8, 2018

RA PHARMACEUTICALS, INC.

By:	/s/ Douglas A. Treco
Douglas A. Treco, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Lubner
David C. Lubner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)