Form 10-Q
period 2018-09-30
Ra Pharmaceuticals, Inc.
filed 2018-11-07
CIK 1481512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of October 26, 2018 was 32,398,026.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions and comparable terminology intended to identify forward -looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, expectations regarding the sufficiency of our cash and cash equivalents; our anticipated capital requirements and uses of cash; safety, efficacy and regulatory and clinical progress of our product candidates, including zilucoplan; trial design, timeline and enrollment of our ongoing and planned clinical programs; timing of the release of clinical trial data; and our collaboration with Merck & Co., Inc., including without limitation potential milestone payments thereunder. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to:

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

PART I: FINANCIAL INFORMATION

Item 1.                          Financial Statements

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$81,059	$70,381
Prepaid expenses and other current assets	2,502	2,496
Total current assets	83,561	72,877
Property and equipment, net	5,394	5,606
Goodwill	183	183
Intangible assets, net	147	197
Restricted cash	1,334	1,334
Total assets	$90,619	$80,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,899	$4,348
Accrued expenses	4,749	3,937
Deferred rent	469	329
Total current liabilities	8,117	8,614
Deferred rent, net of current portion	2,003	2,359
Deferred tax liabilities	40	40
Total liabilities	10,160	11,013
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 32,388 and 22,626 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	32	23
Additional paid-in capital	252,388	192,375
Accumulated deficit	(171,961)	(123,214)
Total stockholders’ equity	80,459	69,184
Total liabilities and stockholders’ equity	$90,619	$80,197

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$13,375	$13,130	$39,092	$32,606
General and administrative	3,504	2,284	10,637	7,101
Total operating expenses	16,879	15,414	49,729	39,707
Loss from operations	(16,879)	(15,414)	(49,729)	(39,707)
Other income (expense), net	375	139	981	409
Net loss	$(16,504)	$(15,275)	$(48,748)	$(39,298)

Net loss per common share — basic and diluted	$(0.51)	$(0.68)	$(1.60)	$(1.74)
Weighted average number of common shares outstanding — basic and diluted	32,349	22,614	30,652	22,579

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(48,748)	$(39,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,186	1,121
Stock-based compensation	5,553	3,847
Other, net	—	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	110	430
Accounts payable and accrued expenses	(757)	963
Other, net	(216)	(199)
Net cash used in operating activities	(42,872)	(33,128)
Cash flows from investing activities
Purchase of property and equipment	(915)	(1,390)
Net cash used in investing activities	(915)	(1,390)
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts	54,482	—
Payment of common stock offering costs	(371)	—
Proceeds from disgorgement of stockholder’s short-swing profits	—	670
Proceeds from exercises of stock options	426	244
Other, net	(72)	(117)
Net cash provided by financing activities	54,465	797

Net increase (decrease) in cash, cash equivalents and restricted cash	10,678	(33,721)
Cash, cash equivalents and restricted cash, beginning of period	71,715	119,146
Cash, cash equivalents and restricted cash, end of period	$82,393	$85,425

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

Description of Business

The Company is a clinical-stage biopharmaceutical company using its proprietary peptide chemistry platform to create novel therapeutics to treat life-threatening diseases that are caused by excessive or uncontrolled activation of the complement system, an essential component of the body’s innate immune system. The Company’s lead product candidate, zilucoplan (RA101495 SC), is being developed as a convenient self-administered subcutaneous (“SC”) injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including paroxysmal nocturnal hemoglobinuria (“PNH”), generalized myasthenia gravis (“gMG”) and multiple complement-mediated renal disorders. Additionally, the Company is pursuing discovery and preclinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of neurologic, renal and inflammatory diseases. In addition to its focus on developing novel therapeutics to treat complement-mediated diseases, the Company has validated its Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc. (“Merck”).

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

Since inception, the Company has generated an accumulated deficit of $172.0 million as of September 30, 2018 and has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital.

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

In May 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through Stifel, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” The Company has agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of its common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $50.0 million of shares of the Company’s common stock or (b) the termination of the Sales Agreement by the Company or Stifel. As of September 30, 2018, the Company has not sold any shares of common stock under this program.

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

Newly Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard is designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements with a lease term of more than 12 months.  In July 2018, the FASB issued ASU 2018-10 “Codification Improvements to Topic 842, Leases,” to clarify application of certain aspects of the new leases standard and to remove inconsistencies within the guidance and ASU 2018-11 “Targeted Improvements,” which provides for an alternate transition method.  Specifically, ASU 2018-11 allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures but expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability. The Company is currently formalizing processes and controls to identify, classify and measure new leases in accordance with ASU 2016-02.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company does not expect ASU 2018-13 to have a significant impact on its financial statements.

In September 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Under the new guidance, capitalizable implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The new guidance requires entities to make certain disclosures in the interim and annual period of adoption. The Company has not yet selected a transition method and is evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

2.              Supplemental Balance Sheet Information

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer equipment and software	$53	$20
Furniture, fixtures and office equipment	388	378
Laboratory equipment	5,990	5,116
Leasehold improvements	3,755	3,753
	10,186	9,267
Accumulated depreciation	(4,792)	(3,661)
Property and equipment, net	$5,394	$5,606

Depreciation expense was $0.4 million for each of the three month periods ended September 30, 2018 and 2017 and $1.1 million and for each of the nine month periods ended September 30, 2018 and 2017.

Restricted cash

The Company is contingently liable under an unused letter of credit with a bank, related to the Company’s facility lease. As a result, as of September 30, 2018 and December 31, 2017, the Company had restricted cash securing the letters of credit. The cash will be restricted until the termination or modification of the lease arrangement.

The following table reconciles the Company’s restricted cash as of September 30, 2018 and December 31, 2017 to cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$81,059	$70,381
Restricted cash	1,334	1,334
Cash, cash equivalents and restricted cash	$82,393	$71,715

Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll and employee-related costs	$2,078	$2,063
Research and development costs	2,199	1,464
Other	472	410
Total	$4,749	$3,937

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

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three and nine months ended September 30, 2018, there were no transfers between levels.

Valuation methodologies used for assets measured or disclosed at fair value are as follows:

•                                          Cash equivalents - Valued at market prices determined through third-party pricing services.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$81,047	$—	$—	$81,047
Total assets	$81,047	$—	$—	$81,047

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$70,449	$—	$—	$70,449
Total assets	$70,449	$—	$—	$70,449

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

During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any revenue and had no contract assets and liabilities related to the Merck Agreement.

5.              Stock-Based Compensation

The Company has stock-based compensation plans under which employees, directors and non-employees may be granted stock-based awards such as stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock units, performance-based awards or dividend equivalent rights.

The following table provides stock-based compensation by the financial statement line item in which it is reflected (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$980	$922	$2,837	$2,288
General and administrative	815	675	2,716	1,559
Total	$1,795	$1,597	$5,553	$3,847

During the nine months ended September 30, 2018, the Company issued 1.0 million stock options with a per share weighted-average grant date fair value of $5.31 and 0.3 million of restricted stock units with a per share weighted-average grant date fair value of $7.18.

6.              Net Loss Per Share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2018 and 2017 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents were excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	As of September 30,
	2018	2017
Stock options	3,996	3,358
Restricted stock units	307	—
Total	4,303	3,358

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary peptide chemistry platform to develop novel therapeutics for the treatment of serious diseases that are caused by excessive or uncontrolled activation of the complement system, a critical component of the immune system. We are developing our lead product candidate, zilucoplan (formerly RA101495 SC), a convenient self-administered subcutaneous (“SC”) injection, which is an injection into the tissue under the skin, for various complement-mediated diseases, including the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”), generalized myasthenia gravis (“gMG”) and multiple complement-mediated renal disorders.

PNH is a rare, chronic, life-threatening, blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. In the second quarter of 2017, we initiated our Phase 2 clinical program for zilucoplan in PNH patients. The global, dose-finding, twelve-week open label Phase 2 program was designed to evaluate the safety, tolerability, preliminary efficacy, pharmacokinetics and pharmacodynamics of zilucoplan in patients with PNH. In June 2017 and December 2017, we released interim data and, in February 2018, completed dosing and announced topline data from this Phase 2 program. During the second and third quarter of 2018, we held End-of-Phase 2 discussions with the United States (U.S.) Food and Drug Administration (FDA), the Medicines and Healthcare products Regulatory Agency in the United Kingdom (MHRA) and Health Canada. In September 2018, based on feedback provided by FDA, as well as MHRA and Health Canada during our End-of-Phase 2 discussions, we announced our plan to initiate a global, pivotal, single-arm Phase 3 trial to evaluate the safety and efficacy of zilucoplan in approximately 40 treatment-naïve PNH patients. In addition, we expect to initiate a supportive trial in approximately 40 transfusion-independent patients switching from eculizumab to zilucoplan. We also plan to meet with the European Medicines Agency (EMA) in the fourth quarter of 2018 to discuss our global Phase 3 program and, pending the outcome of these discussions, anticipate initiating our Phase 3 clinical trials during the first half of 2019.

Myasthenia gravis (“MG”) is a rare, complement-mediated, autoimmune disease that causes weakness in the skeletal muscles. Patients with MG present with muscle weakness that characteristically becomes increasingly severe with repeated use and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb and respiratory muscles. This is often described as the generalized, or severe, form of the disease. We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In August 2018, we announced the early completion and enrollment of 44 patients in our Phase 2 trial in gMG surpassing our original enrollment target of 36 patients. In November 2018, we announced completion of dosing of all patients and expect to report topline data around year-end 2018.

We are also developing zilucoplan to treat other debilitating complement-mediated renal disorders and in January 2018, initiated a Phase 1b pharmacokinetic (PK) clinical trial evaluating zilucoplan in patients with renal impairment.  During the second quarter of 2018, we completed dosing of all subjects and in September 2018 announced positive results from our Phase 1b PK clinical trial.

Additionally, we are pursuing discovery and preclinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of neurologic, renal and inflammatory diseases. In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc (“Merck”).

Zilucoplan in PNH

On February 12, 2018, we announced the completion of dosing and topline data for our global Phase 2 clinical program in PNH. The data cut-off date for the topline data published on February 12, 2018 was February 7, 2018. The global, dose-finding, twelve-week open label Phase 2 program was designed to evaluate the safety, tolerability, preliminary efficacy, pharmacokinetics and pharmacodynamics of zilucoplan in patients with PNH.

We enrolled a total of 29 patients across three cohorts in the Phase 2 clinical program in PNH. The first cohort enrolled ten patients who had not previously been treated with eculizumab. We refer to these patients as eculizumab naïve patients. The second cohort enrolled 16 patients, who, prior to the trial, were treated with an eculizumab regimen and, in connection with the trial, were switched over to treatment with zilucoplan. We refer to these patients as eculizumab switch patients. The third cohort enrolled three patients. These patients are U.S. based and were inadequate responders to eculizumab and who were also switching over to zilucoplan. We refer to these patients as eculizumab inadequate responders.

The primary efficacy endpoint was the change in lactate dehydrogenase (“LDH”) levels, from baseline to the mean level from week 6 to week 12 of the trial. A total of 21 patients completed the initial 12-week dosing period, ten naïve patients, eight switch patients and three inadequate responders.

Eculizumab Naïve Cohort

All ten eculizumab naïve patients successfully completed 12 weeks of dosing. Zilucoplan met the primary endpoint, demonstrating a rapid, robust, and sustained reduction in LDH levels from baseline to the mean of Weeks 6-12 (p=0.002) and near-complete suppression of complement activity. Fifty percent of eculizumab naïve patients (3/6) who were transfusion-dependent prior to enrollment remained transfusion-free while on study. Meaningful improvements in standard measures of quality of life, as shown by the Functional Assessment of Chronic Illness Therapy (“FACIT”) fatigue score were observed, as well as a high level of patient satisfaction with SC self-administration based on patient surveys. To date, eight of the 10 patients in the naïve cohort continue in the long-term extension study, with the longest treated patients (n=2) dosed through more than 60 weeks. The clinically meaningful reduction in mean LDH observed during the 12-week Phase 2 dosing period has been sustained in the long-term extension study.

Eculizumab Switch Cohort

The eculizumab switch cohort enrolled 16 patients, comprised of five patients who were transfusion-independent at baseline (before switching to zilucoplan) and 11 who were transfusion-dependent at baseline. As noted in February 2018, the topline results from the completed switch cohort show that the LDH response observed in switch patients was bimodal based on prior transfusion requirements on eculizumab. In transfusion-independent patients from this cohort (n=5), a population segment representing the majority of patients currently treated with eculizumab (approximately 80% of patients on long-term eculizumab therapy), switching to zilucoplan resulted in overall stable mean LDH levels with only one patient (1/5) withdrawing early due to breakthrough hemolysis and reverting to eculizumab without complications. Among patients who were transfusion-dependent at baseline (n=11), breakthrough hemolysis occurred after switching in seven patients (7/11), who all reverted to eculizumab treatment without complications. Overall, eight patients in the switch cohort (four of the transfusion-dependent and four of the transfusion-independent patients) completed the 12-week treatment phase and, to date, three patients continue in the long-term extension study.  Of note, our Phase 2 clinical trial of zilucoplan enrolled a disproportionately larger percentage of transfusion-dependent PNH patients (69%) compared to estimates of the percentage of transfusion-dependent PNH patients on long-term eculizumab therapy in the real world (approximately 20%).

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

Pooled Data (Eculizumab Switch and Inadequate Responder Cohorts)

In transfusion-independent patients switching from eculizumab to zilucoplan, pooled from both the switch cohort and the U.S.-based inadequate responder cohort (collectively, n=7), mean LDH and hemoglobin levels have remained stable in patients enrolled in the long-term extension study through the data cut-off date of February 7, 2018.

A post-hoc analysis of the eculizumab switch cohort data demonstrated that an elevated absolute reticulocyte count (> 2 times the upper limit of normal) at the time of switching from eculizumab to zilucoplan was an important predictor of breakthrough hemolysis during washout. These data are consistent with the observation that transfusion dependency on eculizumab was associated with switch failure. Recent data from the PNH National Service in the United Kingdom (“UK”) has identified reticulocyte count as the single best indicator of extravascular hemolysis in PNH patients on eculizumab. These data demonstrated that reticulocyte count appears to be a better indicator of extravascular hemolysis than lactate dehydrogenase, correlating more strongly with raised bilirubin, increased C3-loading of PNH red blood cells and an increased transfusion requirement. We therefore believe that assessing reticulocyte count will allow us to better identify those patients who are more likely to be able to successfully switch from eculizumab to zilucoplan.

As of November 5, 2018, across all cohorts, no major safety or tolerability concerns have been reported after more than 850 patient weeks of cumulative exposure across all cohorts. No meningococcal infections or thromboembolic events have been observed. Out of more than 6,000 doses administered, only nine mild (grade 1) injection site reactions have occurred in a total of five patients.

Based on the topline results of our Phase 2 studies and feedback provided by the U.S. Food and Drug Administration (“FDA”), Medicines and Healthcare products Regulatory Agency in the UK and Health Canada during End-of-Phase 2 discussions regarding our planned global Phase 3 PNH program, we plan to initiate a global, pivotal, single-arm Phase 3 trial to evaluate the safety and efficacy of zilucoplan in approximately 40 treatment-naïve PNH patients. The co-primary endpoints will be hemoglobin stabilization and reduction in lactate dehydrogenase (“LDH”) levels from baseline. We anticipate the data from the planned global Phase 3 registrational trials, if positive, will serve as the basis to support submission of a New Drug Application (“NDA”) for zilucoplan for the treatment of PNH. We also plan to meet with the European Medicines Agency in the fourth quarter of 2018 to discuss our global Phase 3 program and, pending the outcome of these discussions, anticipate initiating our Phase 3 clinical trials during the first half of 2019.

In addition, we expect to initiate a supportive trial in approximately 40 transfusion-independent patients switching from eculizumab to zilucoplan. The primary endpoint for this study will be maintenance of transfusion-independence after switching. In a separate CMC Type C meeting, Ra Pharma has also reached agreement with the FDA on the pharmaceutical development program required to support the Phase 3 clinical trials and approval of zilucoplan.

Zilucoplan in gMG

Zilucoplan potently inhibits C5. Inhibition of terminal complement activity at the level of C5 has been demonstrated to prevent development of disease pathology in experimental animal models of MG. Furthermore, eculizumab, a humanized monoclonal inhibitor of C5, was recently approved to treat gMG. Following promising clinical data collected to date from which we observed the favorable pharmacokinetics (“PK”) and pharmacodynamics (“PD”) profile for zilucoplan, we believe the convenience of once-daily, self-administration of zilucoplan may enable treatment of a broad population of gMG patients.

In December 2017, we initiated dosing in our Phase 2, multicenter, randomized, double-blind, placebo-controlled trial, designed to evaluate the safety, tolerability, and preliminary efficacy of zilucoplan in patients with gMG. At the outset of the 12-week treatment period, patients were randomized in a 1:1:1 ratio and received daily, SC doses of 0.1 mg/kg of zilucoplan, 0.3 mg/kg of zilucoplan, or matching placebo. The primary efficacy endpoint is change in Quantitative Myasthenia Gravis (“QMG”) score from baseline to week 12. All patients have the opportunity to receive zilucoplan in a long-term extension study. In August 2018, we announced the completion of enrollment in our Phase 2 study in gMG, with 44 patients dosed, surpassing our original enrollment target of 36 patients and completed dosing in this trial at the end of October 2018. All 44 patients completed the 12-week study and, of these, 43 (98%) elected to enter the long-term extension study to receive active study drug. We expect to report topline data from this trial around year-end 2018.

Zilucoplan in Renal Indications

Building on the clinical data collected to date from which we observed the favorable PK and PD profile of zilucoplan, in January 2018, we initiated dosing in our Phase 1b clinical trial in patients with renal impairment, supporting development of zilucoplan in complement-mediated renal diseases. During the second quarter of 2018, we completed dosing of all subjects and in September 2018, announced positive results from this Phase 1b clinical trial.

The Phase 1b, multi-center, open-label trial was designed to evaluate the PK profile of zilucoplan in patients with severe renal impairment as a lead-in to studying zilucoplan in complement-mediated renal disorders. The trial enrolled 16 subjects, including eight patients with severe renal impairment matched with eight healthy control subjects with normal renal function. Each patient received a single, subcutaneous dose of 0.3 mg/kg of zilucoplan. The PK profile of zilucoplan was consistent across both groups, with exposures similar in renally-impaired patients and healthy volunteers. There were no adverse events reported. Overall, the data indicate that zilucoplan can be used in clinical studies of patients with renal impairment without any need for dose adjustment.

Intellectual Property

In September, we announced that the U.S. Patent and Trademark Office (USPTO) issued U.S. Patent No. 10,106,579 which covers a family of molecules, including zilucoplan. The patent provides composition of matter protection of zilucoplan and methods of use in the treatment of complement-mediated disorders. This patent is the first in a series of composition of matter and treatment filings that are designed to protect zilucoplan through at least 2035.

Financial Update

Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting preclinical studies of our product candidates and a clinical trial of our lead product candidate, zilucoplan. To date, we have not generated any product revenue and have financed our operations primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of September 30, 2018, we had received an aggregate of $235.1 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck (“Merck Agreement”). As of September 30, 2018, our principal source of liquidity was cash and cash equivalents, which totaled $81.1 million.

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

In May 2018, we entered into a sales agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through Stifel, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” We have agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of our common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $50.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Stifel. As of September 30, 2018, we have not sold any shares of common stock under this program.

As of September 30, 2018, we had an accumulated deficit of $172.0 million. Our net losses were $48.8 million and $39.3 million for the nine months ended September 30, 2018 and 2017, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

•                  continue to advance our lead program, zilucoplan, through clinical development by establishing clinical proof-of-concept activity using convenient SC administration in PNH, gMG, and patients in complement-mediated renal diseases;

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. We believe that our available funds will not be sufficient to enable us to complete our Phase 3 clinical study in PNH. It is also possible that we will not achieve the progress that we expect with respect to zilucoplan because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

We have derived all of our revenue to date from the Merck Agreement, which we entered in April 2013. Under the Merck Agreement, we collaborated with Merck and used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck and provided specific research and development services. At the signing, Merck paid us an upfront, non-refundable, license fee payment of $4.5 million. In addition, during the research term, which ended in April 2016, Merck reimbursed us for research and development services provided by us in accordance with a pre-specified number of our full-time equivalent employees (“FTEs”) working under the Merck Agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular program target with a large market opportunity, for which we had received $3.5 million in preclinical milestone payments as of September 30, 2018. We are also entitled to receive future aggregate milestone payments of up to $61.5 million and low-to-mid single digit percentage royalties on any future sales for this program target. For additional information about the Merck Agreement, see Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth our research and development expenses related to our product pipeline:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Zilucoplan	$5,450	$6,836	$17,277	$15,289
Other pipeline programs	2,045	956	4,167	2,460
Allocated costs	7,495	7,792	21,444	17,749
Unallocated costs	5,880	5,338	17,648	14,857
Total	$13,375	$13,130	$39,092	$32,606

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

Result of Operations

Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$13,375	$13,130	$245	1.9%
General and administrative	3,504	2,284	1,220	53.4%
Total operating expenses	16,879	15,414	1,465	9.5%
Loss from operations	(16,879)	(15,414)	(1,465)	9.5%
Other income (expense), net	375	139	236	169.8%
Net loss	$(16,504)	$(15,275)	$(1,229)	8.0%

Research and Development Expenses

Research and development expenses increased by approximately $0.3 million to $13.4 million for the three months ended September 30, 2018, from $13.1 million for the three months ended September 30, 2017. This increase was attributable to: a $0.3 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased research and development activities; a $0.2 million increase in consulting and professional fees; a $0.1 million increase in non-cash stock-based compensation, primarily relating to our annual grant awarded in February 2018; partially offset by a $0.3 million decrease in CRO and CMO expenses for our non-clinical studies and clinical trials, primarily relating to our zilucoplan program.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $3.5 million for the three months ended September 30, 2018, from $2.3 million for the three months ended September 30, 2017. This increase was attributable to: a $0.4 million increase in consulting and professional fees; a $0.3 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased activities; a $0.1 million increase in non-cash stock-based compensation, primarily relating to our annual grants awarded in February 2018; a $0.1 million increase in patent costs; a $0.1 million increase in insurance, legal and audit costs; and a $0.2 million net increase in other expenses.

Other Income (Expense), Net

Other income (expense), net increased by approximately $0.2 million to $0.4 million in other income, net during the three months ended September 30, 2018, from approximately $0.2 million in other income, net for the three months ended September 30, 2017. This increase was primarily attributable to a $0.2 million increase in interest income.

Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$39,092	$32,606	$6,486	19.9%
General and administrative	10,637	7,101	3,536	49.8%
Total operating expenses	49,729	39,707	10,022	25.2%
Loss from operations	(49,729)	(39,707)	(10,022)	25.2%
Other income (expense), net	981	409	572	139.9%
Net loss	$(48,748)	$(39,298)	$(9,450)	24.0%

Research and Development Expenses

Research and development expenses increased by $6.5 million to $39.1 million for the nine months ended September 30, 2018, from $32.6 million for the nine months ended September 30, 2017. This increase was attributable to: a $3.7 million increase in CRO and CMO expenses for our non-clinical studies and clinical trials, primarily relating to our zilucoplan program; a $1.7 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased research and development activities; a $0.5 million increase in non-cash stock-based compensation, primarily relating to our annual grants awarded in February 2018 and 2017; a $0.3 million increase in consulting and professional fees; and a $0.7 million net increase in other expenses; partially offset by a $0.4 million decrease in laboratory supply and reagent expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million to $10.6 million for the nine months ended September 30, 2018, from $7.1 million for the three months ended September 30, 2017. This increase was attributable to: a $1.2 million increase in non-cash stock-based compensation, primarily relating to our annual grants awarded in February 2018 and 2017; a $1.1 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased activities; a $0.9 million increase in consulting and professional fees; and a $0.3 million net increase in other expenses.

Other Income (Expense), Net

Other income (expense), net increased by $0.6 million to $1.0 million in other income, net during the nine months ended September 30, 2018, from $0.4 million in other income, net for the nine months ended September 30, 2017. This increase primarily attributable to a $0.5 million increase in interest income.

Liquidity and Capital Resources

Overview

We have funded our operations from inception through September 30, 2018 primarily through the public offerings and the private placement of our securities and revenue from our collaboration with Merck. As of September 30, 2018, we had received an aggregate of $235.1 million in net proceeds from the issuance of equity and debt securities and $17.5 million in payments in connection with our collaboration and license agreement with Merck. As of September 30, 2018, we had cash and cash equivalents of $81.1 million.

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

In May 2018, we entered into the Sales Agreement with Stifel pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through Stifel, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be “at the market offerings.” We have agreed to pay Stifel a commission of up to 3% of the gross proceeds from the sale of the shares of our common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $50.0 million of shares of our common stock, or (b) the termination of the Sales Agreement by us or Stifel. As of September 30, 2018, we have not sold any shares of common stock under this program.

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(42,872)	$(33,128)
Investing activities	(915)	(1,390)
Financing activities	54,465	797
Net increase (decrease) in cash	$10,678	$(33,721)

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

Net cash used in operating activities was $42.9 million for the nine months ended September 30, 2018 compared to $33.1 million for the nine months ended September 30, 2017. The increase in net cash used in operations was attributable primarily to: a $9.5 million increase in our net loss as a result of higher operating expenses, primarily in connection with our pre-clinical studies and clinical trials related to our zilucoplan program and other research and development pipeline programs, and a net decrease in operating liabilities; partially offset by a net decrease in operating assets and higher non-cash expenses, including stock-based compensation, depreciation and amortization.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2018 compared to $1.4 million for the nine months ended September 30, 2017. The decrease in cash used in investing activities was due primarily to a reduction in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $54.5 million for the nine months ended September 30, 2018 compared to $0.8 million for the nine months ended September 30, 2017. The increase in cash provided by financing activities was due primarily to the $54.5 million proceeds from the February 2018 follow-on offering and an increase of approximately $0.2 million in proceeds from the exercises of stock options; partially offset by the payment of issuance costs of $0.4 million and by proceeds of $0.7 million from the disgorgement of a stockholder’s short-swing profits received in the second quarter of 2017.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate our Phase 3 clinical trials of zilucoplan in PNH, continue clinical trials of zilucoplan in additional indications, such as gMG, advance the development of pipeline programs, initiate new research and preclinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we anticipate increased costs associated with being and operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our available funds as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our available funds will be sufficient to enable us to prepare and plan for the initiation of our Phase 3 clinical trials of zilucoplan for the treatment of PNH, obtain top line data from our ongoing Phase 2 clinical trial in gMG and advance our other preclinical pipeline programs. We expect that these funds will not, however, be sufficient to enable us to complete our Phase 3 clinical study in PNH. It is also possible that we will not achieve the progress that we expect with respect to zilucoplan because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of zilucoplan and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

•                  the scope, progress, timing, costs and results of clinical trials of zilucoplan;

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $81.1 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2018, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended September 30, 2018 had a significant impact on our results of operations or financial condition.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2018 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2018, we had used $71.8 million of the net proceeds from our IPO.

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

Dated: November 7, 2018

RA PHARMACEUTICALS, INC.

By:	/s/ Douglas A. Treco
Douglas A. Treco, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Lubner
David C. Lubner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)