Form 10-K
period 2018-12-31
Ra Pharmaceuticals, Inc.
filed 2019-03-07
CIK 1481512

Use these links to rapidly review the document

PART III
RA PHARMACEUTICALS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

           The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $226.8 million based upon the closing price of the common stock as reported on the Nasdaq Global Market on June 29, 2018, the last business day of the Registrant's most recently completed second fiscal quarter. As of March 1, 2019, there were 42,188,517 shares of the Registrant's common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K

Ra Pharmaceuticals, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2018

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

        Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "anticipate," "project," "target," "design," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions and comparable terminology intended to identify forward -looking statements. The forward-looking statements in this Annual Report on Form 10-K include, without limitation, expectations regarding the sufficiency of our cash and cash equivalents; our anticipated capital requirements and uses of cash; safety, efficacy and regulatory and clinical progress of our product candidates, including zilucoplan; trial design, timeline and enrollment of our ongoing and planned clinical programs; timing of the release of clinical trial data; and our collaboration with Merck & Co., Inc., including without limitation potential milestone payments thereunder. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to:

  •
  the initiation, timing, progress and results of our research and development programs and future pre-clinical and clinical studies;

  •
  the risk that top-line data from our Phase 2 clinical program in generalized myasthenia gravis or from our Phase 2 clinical program in paroxysmal nocturnal hemoglobinuria may not be indicative of final study results or results from future trials;

  •
  our ability to advance any product candidates into, and successfully complete, clinical studies and obtain regulatory approval for them;

  •
  our ability to identify additional product candidates using our Extreme DiversityTM platform;

  •
  the timing or likelihood of regulatory filings and approvals;

  •
  our ability to commercialize, market, and manufacture our product candidates, if approved;

  •
  the pricing and reimbursement of our product candidates, if approved;

  •
  the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;

  •
  the implementation of our strategic plans for our business, product candidates, and technology;

  •
  the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

  •
  our ability to maintain and establish collaborations;

  •
  our financial performance;

  •
  developments relating to our competitors and our industry, including the impact of government regulation; and

  •
  other risks and uncertainties, including the important factors listed under Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K, as supplemented by our subsequent filings with the Securities and Exchange Commission ("SEC").

        Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or revise publicly any forward looking-statements, whether as a result of new information, future events, or otherwise after the date of this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

NOTE REGARDING TRADEMARKS

        All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to the "Company," "we," "us," and "our" refer to Ra Pharmaceuticals, Inc.

PART I

ITEM 1.    BUSINESS

Overview

        We are a clinical-stage biopharmaceutical company using our proprietary peptide chemistry platform to develop novel therapeutics for the treatment of serious diseases that are caused by excessive or uncontrolled activation of the complement system, a critical component of the immune system. Inappropriate activation of the complement system can quickly turn it from a beneficial defense system to an aggressor that plays a major role in immune and inflammatory diseases. The complement system, which consists of approximately 30 interacting proteins, offers a target-rich opportunity for us to leverage our proprietary peptide chemistry platform, which was pioneered by Nobel Laureate Dr. Jack Szostak, and allows us to inhibit certain uncontrolled complement pathway factors involved in complement-mediated diseases. Known as our Extreme Diversity platform, this proprietary macrocyclic peptide chemistry technology allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules. We believe this technology will allow us to pursue challenging targets for which only monoclonal antibodies have been developed.

        We are developing our lead product candidate, zilucoplan (formerly RA101495 SC), a potent, synthetic, macrocyclic peptide C5 inhibitor, formulated for convenient, self-administered, subcutaneous, or SC, injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis, or gMG, paroxysmal nocturnal hemoglobinuria, or PNH, and other complement-mediated disorders.

        Myasthenia gravis, or MG, is a rare, complement-mediated, autoimmune disease that causes weakness in the skeletal muscles. Patients with MG present with muscle weakness that characteristically becomes increasingly severe with repeated use and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb, and respiratory muscles. This is often described as the generalized, or severe, form of the disease. We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In August 2018, we announced the early completion of enrollment of 44 patients in our Phase 2 trial in gMG, surpassing our original enrollment target of 36 patients. In November 2018, we announced completion of dosing of all patients, and we reported positive top-line data in December 2018. Based on these top-line data, we plan to engage with regulatory agencies, including the U.S. Food and Drug Administration, or FDA, in the first half of 2019 regarding the design of a Phase 3 clinical trial evaluating zilucoplan versus placebo in patients with gMG and expect to initiate the global Phase 3 clinical trial in the second half of 2019.

        PNH is a rare, chronic, life-threatening blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. In the second quarter of 2017, we initiated a Phase 2 clinical trial evaluating zilucoplan in PNH patients, and in February 2018, we completed dosing and announced positive top-line data from this trial. During the second and third quarters of 2018, we held End-of-Phase 2 discussions with the FDA, the Medicines and Healthcare Products Regulatory Agency in the U.K., or MHRA, and Health Canada. Based on FDA feedback, as well as advice provided by MHRA and Health Canada, we announced the design of a single-arm Phase 3 study in treatment-naïve PNH patients. In January 2019, we concluded scientific advice and protocol design discussions with the European Medicines Agency, or EMA. The EMA was not receptive to a single-arm study design to support approval of zilucoplan in PNH. We do not plan to alter the design of the Phase 3 PNH program, but are reassessing the likelihood of obtaining marketing authorization for PNH in the European Union, or E.U.

        In January 2018, we initiated a Phase 1b pharmacokinetic, or PK, clinical trial evaluating zilucoplan in patients with renal impairment. During the second quarter of 2018, we completed dosing of all subjects and in September 2018 announced positive results from our Phase 1b PK clinical trial, which support the expansion of zilucoplan into complement-mediated renal disorders without the need for dose adjustment.

        In December 2018, Ra Pharma completed dosing in a Phase 1 ethno-bridging study in healthy subjects of Japanese and non-Japanese descent, enrolling 16 subjects in a multi-dose cohort and 20 subjects in a single-dose cohort. The Phase 1 study is designed to support development of zilucoplan in Japan.

        We have a life cycle management plan with an extended-release formulation of zilucoplan and an oral, small molecule C5 inhibitor, as well as inhibitors of other complement factors for certain renal, autoimmune, and central nervous system, or CNS, diseases.

        In March 2019, we announced pre-clinical data for the extended release, or XR, formulation of zilucoplan, in which a single subcutaneous dose achieved greater than one week of target drug concentrations in non-human primates, supporting once weekly or less frequent dosing. We anticipate the XR program entering human clinical studies in the first half of 2020.

        In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc., or Merck. In December 2018, Merck paid us a development milestone as part of this collaboration.

        We were founded by Dr. Douglas A. Treco, an experienced rare disease drug developer and our President and Chief Executive Officer, and by Dr. Jack Szostak, a pioneer in the field of mRNA display from the Massachusetts General Hospital, an affiliate of Harvard University, and Howard Hughes Medical Institute. Dr. Szostak currently serves as the chairman of our scientific advisory board and a consultant to us. Our management team consists of drug discovery, development, and commercialization experts with experience in translating scientific discoveries into innovative, approved products for rare diseases, including Replagal for Fabry disease, ELAPRASE® for Hunter syndrome, and VPRIV® for Gaucher's disease, as well as Dynepo for chronic kidney disease, and immunology products, including RITUXAN® and ACTEMRA®.

Our Pipeline

        The following table summarizes key information about our lead program and other pipeline programs. We hold worldwide commercialization rights to all of our product candidates, except for our non-complement cardiovascular target with a large market opportunity, which is subject to our collaboration with Merck.

Program	Indication(1)	Description	Status
C5 Inhibition Franchise	Zilucoplan (gMG)	Potential therapy for complement-mediated, autoimmune disease that causes weakness in the skeletal muscles	Completed dosing in Q4 2018 and reported top-line data in December 2018; commence design of Phase 3 discussions with regulatory agencies first half of 2019; expect to initiate global Phase 3 clinical trial in the second half of 2019
	Zilucoplan (PNH)	Potential first-line therapy for eculizumab-naïve patients and convenient alternative for transfusion-free patients switching from eculizumab	Reported top-line data in February 2018; announced design of single-arm Phase 3 study in treatment-naïve PNH patients in September 2018
	Zilucoplan (Renal)	Potential therapy for complement-mediated renal disorders	Reported Phase 1b data in September 2018
	Zilucoplan (3rd indication, neurology)	Potential therapy for a complement-mediated neurologic disease	Expect to announce indication in the first half of 2019
	Zilucoplan XR	Pre-clinical program	Pre-clinical activities in process
	Oral small molecule C5 inhibitor	Pre-clinical program	Pre-clinical activities in process
Factor D Inhibition	Orphan renal diseases (DDD and C3GN)	Pre-clinical program	Pre-clinical activities in process
Other Complement Inhibitors	Renal/autoimmune/CNS diseases	Pre-clinical program	Discovery activities in process
Partnered Program (Non-Complement Target)	Merck Collaboration—Non-complement cardiovascular target with large market opportunity	Collaboration agreement	Lead oral peptide class selected June 2016; Merck's pre-clinical activities completed, and clinical process is planned to commence

(1)
In the table above, we refer to various indications as follows: gMG: generalized myasthenia gravis; PNH: paroxysmal nocturnal hemoglobinuria; XR: extended release; DDD: dense deposit disease; C3GN: C3 glomerulonephritis; and CNS: central nervous system.

(2)
For additional information about our collaboration with Merck, see the section titled "Financial Statements and Supplemental Data."

Our Strategy

        Our goal is to become a leading biopharmaceutical company that transforms the lives of patients with serious complement-mediated diseases by combining our expertise in complement with our leadership in macrocyclic peptide technology. To achieve this goal, we are executing on the following strategy:

  •
  Advance our lead candidate, zilucoplan, through clinical development for the treatment of complement-mediated diseases gMG and PNH.  In December 2018, we reported positive top-line data in our Phase 2 clinical trial evaluating zilucoplan for the treatment of gMG, and based on this data, we plan to engage with regulatory agencies, including the FDA, in the first half of 2019 regarding the design of a potential Phase 3 clinical trial evaluating zilucoplan versus placebo in patients with gMG. We plan to release an expanded Phase 2 data set in the first half of 2019 and expect to initiate the Phase 3 clinical trial in the second half of 2019.

    In February 2018, we reported positive top-line data in our Phase 2 clinical trial evaluating zilucoplan for the treatment of PNH patients. Based on FDA feedback, as well as advice provided by the MHRA and Health Canada, we announced the design of a single-arm Phase 3 study in treatment-naïve PNH patients. In January 2019, we concluded scientific advice and protocol design discussions with the EMA. The EMA was not receptive to a single-arm study design to support approval of zilucoplan in PNH. We do not plan to alter the design of the Phase 3 PNH program, but are reassessing the likelihood of obtaining marketing authorization for PNH in the E.U.

    If developed and approved, we believe, due to its convenient product profile and our anticipated pricing flexibility, zilucoplan has the potential to transform the role of complement inhibition for the treatment of gMG and PNH and expand patient access. In developing its commercial presentation, we intend to leverage key properties of zilucoplan, including its stability at room temperature and small volume, as well as its low viscosity, resistance to shear forces, and compatibility with fine-gauge needles.

  •
  Efficiently advance clinical development of zilucoplan for other serious complement-mediated diseases.  We intend to leverage our work in gMG and PNH, including the CMC and pre-clinical data packages, to advance zilucoplan for other complement-mediated diseases. We plan to further investigate the potential advantages a small peptide inhibitor of C5 may confer in local, tissue-based, complement-mediated disorders, and we plan to expand our neurological franchise, as we anticipate announcing a second autoimmune, neurologic indication for zilucoplan in the first half of 2019. Additionally, in the second quarter of 2018, we successfully completed dosing of all subjects and, in September 2018, announced positive results from a Phase 1b PK clinical trial in renally-impaired patients, which supports the evaluation of zilucoplan for the treatment of complement-mediated renal disorders without the need for dose adjustment.

  •
  If approved, commercialize zilucoplan globally either independently or by collaborating selectively in certain geographies.  We have worldwide development and commercialization rights to zilucoplan. We intend to independently pursue the approval and commercialization of zilucoplan for the treatment of complement-mediated disorders in the U.S., Europe, Japan, and Latin America. Outside of these geographies, we may pursue the approval and commercialization of zilucoplan for the treatment of complement-mediated diseases either independently or in collaboration with others. We intend to develop and commercialize zilucoplan for other indications independently or through collaborations with third parties.

  •
  Pursue clinical development of our pipeline programs targeting additional serious complement-mediated diseases with limited treatment options.  We have a strong life cycle management plan, as we are leveraging our structural knowledge of C5 to develop an extended release formulation of zilucoplan, as well as traditional, oral C5 inhibitors for follow-on, next-generation products to zilucoplan and a broader spectrum of diseases of complement dysfunction such as diabetes, autoimmune diseases, and neurodegeneration. Other programs in our complement pipeline include Factor D administered SC for orphan renal diseases, DDD and C3GN, and other complement inhibitors for certain autoimmune and CNS diseases.

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

The Complement System

        The complement system is a critical component of the immune system. The immune system protects the body by recognizing and removing bacteria, viruses, and other infectious agents, collectively referred to as pathogens. The complement system consists of approximately 30 interacting proteins that are produced primarily by the liver and circulate in the blood and through the body's tissues. Activation of the complement system leads to a series of enzyme reactions that produce factors that both directly kill pathogens and recruit immune cells to sites of infection. The complement system is activated in three distinct pathways, referred to as the classical pathway, the lectin pathway, and the alternative pathway. Each pathway is activated by different triggers associated with the presence of an abnormal cell or pathogen. Irrespective of the activation event, these pathways converge on C5, triggering a series of enzyme reactions that lead to the formation of a pore in the target cell, which is known as the membrane attack complex, or MAC. In its physiological role, this is an extremely potent agent causing the rupture and destruction of bacterial cell walls.

        Normally, the complement system is tightly regulated to restrict activation to the site of infection and avoid injury to host tissues, or "self" cell surfaces. Under conditions of excessive or uncontrolled activation, the complement system plays a key role in a range of debilitating autoimmune and inflammatory diseases. In these conditions, the complement system causes damage:

  •
  directly through the inappropriate formation of the MAC and destruction of healthy tissue or by the activation of detrimental pathways within cells;

  •
  indirectly by signaling other elements of the immune system to attack healthy tissues; or

  •
  passively through deposition of complement factors in tissues.

        The following Figure 1 depicts the key elements, proteins, and factors within the complement system cascade. Many of these proteins are abbreviated with a "C" followed by a number. For example, C5 denotes complement component 5. Others are called "Factor" followed by a letter, such as Factor B. As depicted in Figure 1 below, irrespective of the activation event, these pathways converge on C5, triggering a series of enzyme reactions that lead to the cleavage of C5 into C5a and C5b. C5b then binds to C6, C7, C8, and C9 to form a MAC.

Figure 1. Schematic Diagram of the Complement System Cascade.

Our Approach

        There are numerous potential therapeutic targets in the complement cascade, and inhibiting the cascade at different points may be beneficial to treat different conditions depending on the disease biology. Inhibition of C5 cleavage effectively blocks generation of C5a and MAC regardless of the specific pathway involved in complement activation. This approach of inhibiting C5 cleavage is most relevant to diseases with significant MAC deposition resulting in tissue injury, as is the case for gMG and PNH. In other conditions, the tissue injury is related to activation of a specific pathway of complement, such as kidney diseases like C3 glomerulopathies, in which tissue injury may be mediated by deposition of complement component 3 following uncontrolled activation of the alternative pathway. In this case, selective inhibition of the alternative pathway by targeting a key enzyme in the alternative pathway, Factor D, may block C3 deposition while preserving the capacity of the classical and lectin pathways of complement to continue to fight infection. The classical pathway is activated when an antibody binds to the surface of a pathogen and recruits a complex of C1q, C1r, and C1s, and we believe that inhibition of C1 may be efficacious for treatment of certain autoimmune and CNS diseases.

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

        The complement system offers a number of particularly attractive targets where we can apply our platform technology to disrupt protein-protein interactions or produce highly specific enzyme inhibitors. We are initially developing a portfolio of drug candidates to treat a variety of complement-mediated diseases, including neurologic and hematologic diseases.

Our Programs

        Our lead product candidate, zilucoplan, is a potent, synthetic, macrocyclic peptide inhibitor of C5 formulated for SC self-administration that we are developing for the treatment of gMG and PNH.

        We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In August 2018, we announced the early completion of enrollment of 44 patients in our Phase 2 trial in gMG, surpassing our original enrollment target of 36 patients. In November 2018, we announced completion of dosing of all patients, and we reported top-line data in December 2018. Based on this top-line data, we plan to engage with regulatory agencies, including the FDA, in the first half of 2019 regarding the design of a Phase 3 clinical trial evaluating zilucoplan versus placebo in patients with gMG and expect to initiate the global Phase 3 clinical trial in the second half of 2019.

        We completed our Phase 2 clinical program for zilucoplan in PNH patients in the second quarter of 2017 and announced top-line data in February 2018. During the second and third quarters of 2018, we held End-of-Phase 2 discussions with the FDA, the MHRA, and Health Canada. Based on FDA feedback, as well as advice provided by MHRA and Health Canada, we announced the design of a single-arm Phase 3 study in treatment-naïve PNH patients. In January 2019, we concluded scientific advice and protocol design discussions with the EMA. The EMA was not receptive to a single-arm study design to support approval of zilucoplan in PNH. We do not plan to alter the design of the Phase 3 PNH program, but are reassessing the likelihood of obtaining marketing authorization for PNH in the E.U.

        Additionally, we are pursuing discovery and pre-clinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of neurologic, renal, and inflammatory diseases. In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck. In December 2018, Merck paid us a development milestone as part of this collaboration.

Zilucoplan for Generalized Myasthenia Gravis

Background

        MG is a chronic, autoimmune, neuromuscular disease characterized by weakness and fatigue of voluntary muscles.

        Patients with MG present with muscle weakness that becomes increasingly severe with repeated use and recovers with rest. Weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb, and respiratory muscles. This progression is often described as the generalized, or severe, form of the disease. gMG is estimated to affect approximately 60,000 people in the U.S. alone. gMG symptoms may become life-threatening when muscle weakness involves the diaphragm and intercostal muscles in the chest wall that are responsible for breathing. The most severe complication of gMG, known as myasthenic crisis, requires hospitalization, intubation, and mechanical ventilation.

        MG is characterized by the production of autoantibodies that interfere with the normal transmission of electrical signals from nerves to muscles. The most common target of autoantibodies in MG is the acetylcholine receptorm or AChR, which is located at the site at which a motor neuron transmits signals to a skeletal muscle fiber, known as the neuromuscular junction. Binding of anti-AChR autoantibodies to the AChR results in activation of the classical complement cascade and assembly of the MAC. Influx of calcium through the MAC causes local damage to the postsynaptic membrane, local inflammation, diminished response to acetylcholine, and reduced responsiveness of the muscle.

        Inhibition of terminal complement activity at the level of C5 or C6 has been demonstrated to prevent development of disease pathology in experimental animal models of MG.

Current Therapies and Their Limitations

        First-line therapy for mild symptomatic gMG is with inhibitors of acetylcholinesterase, the enzyme that breaks down the neurotransmitter acetylcholine, such as pyridostigmine bromide, marketed as Mestinon by Valeant Pharmaceuticals. If remission is not achieved with acetylcholinesterase inhibitors, a course of systemic immunosuppressive therapy may be initiated. These agents have inconsistent evidence of efficacy, and all are associated with long term-toxicities. These agents include corticosteroids, azathioprine, mycophenolate mofetil, and rituximab. Surgical removal of the thymus is sometimes performed in patients with moderate to severe gMG to try to switch off the production of autoantibodies. Intravenous immunoglobulin, or IVIG, and plasma exchange may be used in patients with severe myasthenia or recurrent exacerbation and crisis.

        Eculizumab is approved for the treatment of refractory MG in Europe and Japan and for the treatment of gMG in the U.S. Eculizumab is a monoclonal antibody that binds C5 and prevents its cleavage to C5a and C5b, thus blocking a key step in the complement activation pathway. Eculizumab is administered intravenously by healthcare professionals at bi-weekly intervals.

Potential Benefits of Our Approach

        We believe that inhibiting terminal complement activity with our C5 inhibitor zilucoplan may block complement-mediated damage to the motor endplate, thereby preserving responsiveness to signaling and potentially preventing muscle weakness. Following promising clinical data collected to date, we believe the convenience of the SC self-administration of zilucoplan may enable treatment of a broad population of gMG patients.

Clinical Development Plan

        We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In December 2018, we announced positive top-line results from our Phase 2 clinical trial evaluating zilucoplan for the treatment of gMG. The Phase 2, multi-center, randomized, double-blind, placebo-controlled trial was designed to evaluate the safety, tolerability, and preliminary efficacy of zilucoplan in patients with gMG, regardless of prior therapies, who had a Myasthenia Gravis Foundation of America, or MGFA, Disease Class of II-IVa at screening, and a Quantitative Myasthenia Gravis, or QMG, score of at least 12 at screening and randomization.

        We enrolled a total of 44 patients in the Phase 2 clinical program in the U.S. and Canada. At the outset of the 12-week treatment period, patients were randomized in a 1:1:1 ratio to receive daily, SC doses of 0.1 mg/kg of zilucoplan, 0.3 mg/kg of zilucoplan, or matching placebo. All 44 patients completed the 12-week study and, of these, 43 elected to enter a long-term extension to receive active study drug, with one patient in the placebo group electing to not enter the extension. Subsequently, another subject who had initially elected to enter the extension was withdrawn by the investigator prior to their first dose due to an unrelated hospitalization, resulting in a total of 42/44 (95%) subjects receiving doses in the extension study. The diagram below summarizes the Phase 2 trial design:

Figure 2. Summary of Phase 2 Clinical Program

        The pre-specified primary efficacy endpoint was the change in QMG score, a physician-administered assessment of MG-related muscle weakness, from baseline to week 12. The key secondary efficacy endpoint was the change in MG Activities of Daily Living, or MG-ADL, score, a patient-reported outcome measure, from baseline to week 12. Significance testing was pre-specified at a 1-sided alpha of 0.1.

        Zilucoplan achieved clinically meaningful and statistically significant reductions in both the primary and key secondary endpoints for both zilucoplan dose groups tested versus placebo at 12 weeks. Zilucoplan dosed at 0.3 mg/kg SC daily achieved a mean reduction from baseline of 6.0 points in the QMG score (placebo-corrected change = –2.8; p=0.05), and a mean reduction from baseline of 3.4 points in the MG-ADL score (placebo-corrected change = –2.3; p=0.04), in each case resulting in a clinically meaningful and statistically significant improvement over placebo, as shown in the figure below.

Figure 3. Primary and Key Secondary Endpoints with High-Dose Zilucoplan (0.3 mg/kg)

        QMG and MG-ADL outcomes for the 0.1 mg/kg SC daily dose were similar to, but less pronounced than, the 0.3 mg/kg SC daily dose, also achieving pre-specified statistical significance on both endpoints, as shown in the figure below.

Figure 4. Primary and Key Secondary Endpoints with Low-Dose Zilucoplan (0.1 mg/kg)

        A pre-specified analysis of the pooled active arms versus placebo showed a statistically significant difference in MG-ADL (2-sided p=0.047), as shown in the figure below, achieving the statistical significance threshold (2-sided p<0.05) used in pivotal Phase 3 clinical trials.

Change from Baseline in MG-ADL

Figure 5. Pre-Specified Pooled Analysis of Approval Endpoint (MG-ADL) Satisfies 2-Sided p<0.05

Zilucoplan for Paroxysmal Nocturnal Hemoglobinuria

Background

        PNH is a rare, chronic, debilitating, acquired blood disorder that is most frequently diagnosed in early adulthood and usually continues throughout the life of the patient. Some of the prominent symptoms of PNH include severe anemia, a condition that results from having too few healthy red blood cells, severe abdominal pain, severe headaches, back pain, excessive weakness, and fatigue. If not treated, PNH results in the death of approximately 35% of affected individuals within five years of diagnosis and 50% of affected individuals within 10 years of diagnosis, primarily due to the formation of life-threatening blood clots inside the blood vessels, or thrombosis. We estimate that there are approximately 16,000 PNH patients worldwide.

        Certain PNH patients acquire a genetic mutation that prevents the normal attachment of complement regulatory proteins to the membranes of blood cells. On normal cells, these proteins are critical inhibitors of complement activity and provide one means of distinguishing host cells from invading pathogens. The absence of these proteins results in the accumulation of a complement protein called C3b, which leads to cleavage of C5 and the deposition of the MAC on essentially all blood cells, including red blood cells and platelets. Red blood cells are particularly susceptible to lysis by MAC, resulting in their destruction and release of hemoglobin, leading to anemia. Uncontrolled activation of complement on platelets can promote thrombosis, which is the most common cause of death in PNH patients. Other serious and potentially life-threatening complications of PNH include high blood pressure in the lungs and damage to the kidneys.

Current Therapies and Their Limitations

        There are currently two approved disease-modifying therapies for PNH: eculizumab, marketed under the name Soliris®, and ravulizumab-cwvz, marketed under the name Ultomiris™. Both therapies are marketed by Alexion Pharmaceuticals. Eculizumab is approved in the U.S., the E.U., Japan, and additional countries for the treatment of patients with PNH. Ravulizumab-cwvz recently received approval in the U.S., and applications have been accepted and are under review in the E.U. and Japan for approval for the treatment of patients with PNH.

        Eculizumab is a monoclonal antibody that binds C5 and prevents its cleavage to C5a and C5b, thus blocking a key step in the complement activation pathway. Eculizumab prevents hemolysis, reduces the risk of thrombosis, and reduces the overall mortality rate in PNH patients to less than 3% over three years. Eculizumab is administered intravenously by healthcare professionals at bi-weekly intervals. Treatment duration is indefinite, as the management of PNH requires ongoing chronic treatment.

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

        Ravulizumab-cwvz is a long-acting, monoclonal antibody C5 inhibitor that binds C5, preventing its cleavage to C5a and C5b, thereby inhibiting the activation of the complement pathway. Ravulizumab-cwvz is administered intravenously by healthcare professionals every eight weeks.

Potential Benefits of Our Approach

        Zilucoplan is a potent synthetic macrocyclic peptide inhibitor of C5, which is a clinically validated target for patients with PNH. We are developing zilucoplan as a convenient, self-administered product that can be administered in a small daily, or less frequent, such as weekly, dose. We believe this approach will facilitate sustained hemolysis suppression, greatly reducing the possibility of breakthrough hemolysis in eculizumab naïve and eculizumab switch patients who were transfusion-independent on eculizumab. In addition, we believe self-administration will alleviate the significant time and cost burden associated with regular intravenous infusions by healthcare professionals, as well as reduce complications associated with IV infusions, including infections, thrombosis, and loss of venous access.

        Zilucoplan is designed to bind C5 and block generation of C5a, C5b, and MAC, potentially reducing hemolysis in humans to similar levels as eculizumab and ravulizumab-cwvz and allowing physicians to treat PNH with the same therapeutic rationale as the approved monoclonal antibodies. Also, zilucoplan binds to a distinct and unique site on C5, potentially conferring additional benefits, including the treatment of patients with R885H/C mutations, a population of PNH patients that does not respond to currently approved therapies. Importantly, zilucoplan also blocks interaction of C5b with C6 and the formation of the MAC. For more information, see the figure in the section titled "The Complement System." We believe this feature of directly blocking MAC assembly would be a differentiating property of zilucoplan that may be beneficial to patients in hypercoagulative and inflammatory states, such as infection, sepsis, and trauma.

        In addition, zilucoplan is a synthetic product, and we expect that it can be produced at commercial scale at lower cost than biologics and monoclonal antibodies. As a synthetic, non-biologic product, zilucoplan has essentially no risk for contamination by viruses and animal cell products.

Clinical Development

        In February 2018, we announced the completion of dosing and top-line data for our global Phase 2 clinical program in PNH. The global, dose-finding, twelve-week, open-label Phase 2 program was designed to evaluate the safety, tolerability, preliminary efficacy, pharmacokinetics, and pharmacodynamics of zilucoplan in patients with PNH.

        We enrolled a total of 29 patients across three cohorts in the Phase 2 clinical program in PNH. The first cohort enrolled ten patients who had not previously been treated with eculizumab. We refer to these patients as eculizumab naïve patients. The second cohort enrolled 16 patients, who, prior to the trial, were treated with an eculizumab regimen and, in connection with the trial, were switched over to treatment with zilucoplan. We refer to these patients as eculizumab switch patients. The third cohort enrolled three patients. These patients are U.S. based and were inadequate responders to eculizumab and who were also switched over to zilucoplan. We refer to these patients as eculizumab inadequate responders.

        The primary efficacy endpoint was the change in lactate dehydrogenase, or LDH, levels, from baseline to the mean level from week 6 to week 12 of the trial. A total of 21 patients completed the initial 12-week dosing period: ten naïve patients, eight switch patients and three inadequate responders.

        In eculizumab-naïve patients, zilucoplan met the primary endpoint, demonstrating a rapid, robust, and sustained reduction in LDH levels from baseline to the mean of weeks 6-12 (p=0.002) and near-complete suppression of complement activity.

        In eculizumab-switch patients, transfusion-independent patients (n=5) switching from eculizumab to zilucoplan maintained an overall stable mean LDH level, with one patient withdrawing early due to breakthrough hemolysis and reverting to eculizumab without complications. Among switch patients who were transfusion-dependent at baseline (n=11), breakthrough hemolysis occurred after switching in seven patients, who all reverted to eculizumab treatment without complications. Persistent transfusion-dependence in patients treated with eculizumab is not adequately addressed by C5 inhibition, as it is most commonly attributable to extravascular hemolysis, which is promoted by the action of complement factors upstream of C5.

        In patients who were inadequate responders to eculizumab and have a history of elevated LDH levels, all three patients (two transfusion-independent, one transfusion-dependent) completed 12 weeks of dosing and elected to enter the long-term extension study with stable mean LDH levels.

        A post-hoc analysis of the eculizumab switch cohort data demonstrated that an elevated absolute reticulocyte count (> 2 times the upper limit of normal) at the time of switching from eculizumab to zilucoplan was an important predictor of breakthrough hemolysis during washout. These data are consistent with the observation that transfusion dependency on eculizumab was associated with switch failure. Recent data from the PNH National Service in the U.K. has identified reticulocyte count as the single best indicator of extravascular hemolysis in PNH patients on eculizumab. These data demonstrated that reticulocyte count appears to be a better indicator of extravascular hemolysis than lactate dehydrogenase, correlating more strongly with raised bilirubin, increased C3-loading of PNH red blood cells, and an increased transfusion requirement. We therefore believe that assessing reticulocyte count will allow us to better identify those patients who are more likely to be able to successfully switch from eculizumab to zilucoplan.

        As of February 19, 2019, no major safety or tolerability concerns have been reported after more than 1,200 patient weeks of cumulative exposure across all cohorts. No meningococcal infections or thromboembolic events have been observed. Out of more than 8,400 doses administered, only nine mild (grade 1) injection site reactions have occurred in a total of five patients.

        In September 2018, based on FDA feedback, as well as advice provided by MHRA and Health Canada, we announced the design of a single-arm Phase 3 study in treatment-naïve PNH patients. In January 2019, we concluded scientific advice and protocol design discussions with the EMA. The EMA was not receptive to a single-arm study design to support approval of zilucoplan in PNH. We do not plan to alter the design of the Phase 3 PNH program, but are reassessing the likelihood of obtaining marketing authorization for PNH in the E.U.

Zilucoplan in Renal Disorders

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

        The Phase 1b, multi-center, open-label trial was designed to evaluate the PK profile of zilucoplan in patients with severe renal impairment to support the evaluation of as a lead-in to studying zilucoplan in complement-mediated renal disorders. The trial enrolled 16 subjects, including eight patients with severe renal impairment matched with eight healthy control subjects with normal renal function. Each patient received a single, SC dose of 0.3 mg/kg of zilucoplan. The PK profile of zilucoplan was consistent across both groups, with exposures similar in renally-impaired patients and healthy volunteers. There were no adverse events reported. Overall, the data indicate that zilucoplan can be used in clinical studies of patients with renal impairment without any need for dose adjustment.

Our Discovery Programs

Zilucoplan XR

        In March 2019, we announced pre-clinical data for our first XR formulation of zilucoplan, with a single subcutaneous dose resulting in rapid attainment of target drug concentrations for greater than one week in non-human primates, supporting once weekly or less frequent dosing. Of note, near complete inhibition of terminal complement activity for greater than one week was achieved without the need for prior intravenous loading doses, as measured by an ex vivo hemolysis assay.

        We continue to evaluate the PK profiles of this and other formulations to optimize the XR dosing regimen. We anticipate the XR program entering human clinical studies in the first half of 2020.

Oral C5 Inhibitor

        We are actively pursuing the identification of orally-bioavailable inhibitors of C5 that bind to and inhibit targets in similar ways as our peptides, but are traditional small molecules with the benefit of oral bioavailability. Leveraging our structural knowledge of C5, we have identified two series of molecules. Both series have demonstrated oral bioavailability in rat drug metabolism and pharmacokinetics, or DMPK, and low nanomolar potency has been observed in vitro in a red blood cell hemolysis assay. Furthermore, one of these series binds to a previously unrecognized site on C5, inhibiting cleavage and activation of C5.

        These series are being further optimized by structural understanding of crystals obtained with full length C5 in stabilized tertiary co-complex. It is expected that this could yield a pipeline of orally available product candidates for a broader set of systemic indications including metabolic diseases (e.g., diabetes). We have also identified early evidence of CNS penetration in one series, offering the possibility of treating complement dysfunction in complex CNS disorders such as neuroinflammatory (e.g., stroke, multiple sclerosis) and neurodegenerative disease (e.g., Huntington's disease, Alzheimer's disease).

Factor D—C3 Glomerulonephritis/Dense Deposit Disease

        We are developing specific inhibitors of Factor D, a critical component of the alternative pathway of complement, as targeted drug candidates for C3GN. By blocking the alternative pathway upstream of C3, we believe that this mechanism may prevent C3 deposition and subsequent renal injury.

        C3GN and DDD are closely-related but distinct alternative pathway complement-mediated diseases characterized by C3 deposition in the kidney, with absent or minimal immunoglobulin deposition. The two diseases can be distinguished from each other by electron microscopy, based on the precise location and pattern of C3 deposits within the kidney. The combined prevalence of C3GN and DDD is 1-3 per million individuals, with an estimate of approximately 1,000 patients in the U.S. The clinical features of C3GN and DDD include compromised renal function and high blood pressure. The pathophysiology of C3GN and DDD involves both genetic factors and acquired triggers. Patients typically present in adolescence or early adulthood, following an infectious episode which, in susceptible individuals, results in uncontrolled activation of C3. Susceptibility to C3GN and DDD may be inherited on the basis of mutations in proteins that regulate the alternative pathway of complement activation.

        There are no approved therapies for C3GN or DDD. Patients are usually treated with angiotensin converting enzyme inhibitors and angiotensin II receptor blockers to modulate proteinuria, and with nonspecific immunosuppressants, including corticosteroids, when kidney inflammation is present.

        In addition to the programs described above, we also have discovery and pre-clinical programs targeting selective inhibition of various complement factors for other indications. For example, we are also developing a Factor D inhibitor program designed to reduce C3 fragment coating on PNH red blood cells and subsequent spleen phagocytosis, which could potentially increase the risk of infection and limit investigator interest, but which we also believe has the potential to serve as an efficacious treatment method.

Our Extreme Diversity Platform

        Known as our Extreme Diversity platform, our proprietary macrocyclic peptide chemistry technology allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules.

        We utilize a process called "mRNA display" to produce extremely large and diverse libraries of peptides from which to screen for potential product candidates. Figure 6 illustrates the step-by-step process of mRNA display.

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

  •
  Step 3, selecting target peptides.  Once a cyclic peptide mRNA display library is prepared, we select peptides that bind to the desired target protein immobilized on the surface of a small, solid bead.

  •
  Step 4, DNA amplification.  After an initial set of peptides that bind to the target protein are selected, we leverage the mRNA to then amplify the peptides' corresponding DNA via a DNA amplifying technique called Polymerase Chain Reaction, or PCR.

  •
  Steps 5, 6, and 7, repeat process to select lead candidate.  The cycle can be repeated to enrich for candidate peptides (Step 5), the DNA's sequence is ultimately determined, and desired peptide candidates are synthesized based on the information in its corresponding DNA (Step 6), and candidate peptides are then further screened and optimized for desired target binding affinity to select a lead candidate (Step 7).

Figure 6. A Diagram Illustrating Our Extreme Diversity Platform.

        Zilucoplan and our pipeline of peptide product candidates were discovered using our Extreme Diversity platform, our proprietary technology that allows us to rapidly and efficiently discover cyclic peptides comprised of natural and non-natural amino acids, with the advantages set forth below.

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

  •
  High stability.  The backbone modification and relatively rigid, cyclic structure of our peptides are designed to reduce degradation. As a result, we believe our peptides will have higher stability in the body than natural peptides. Further, they will not denature or unfold over time, and they have higher stability than antibodies and biologics, potentially allowing for room temperature storage over the entire distribution chain.

  •
  Improved bioavailability.  The relatively small size of our peptides allows them to enter the circulation readily when administered by a variety of potential routes, including SC injection or oral administration, an advantage over many monoclonal antibody and biologic therapies, which require intravenous infusion.

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

        We are driving the development of the next generation of orally available drugs candidates. Certain of our cyclic peptides are being developed into orally available drug candidates, as exemplified by our high value target developed in our collaboration with Merck. We can also use our platform to develop novel macrocycle peptides to guide the development of orally-available, traditional small molecule drug candidates such as our oral C5 inhibitors.

        We protect our intellectual property rights related to the Extreme Diversity program through a combination of licensed patents, trade secrets, and know-how. For more information, see the section titled "Intellectual Property."

Our Merck Collaboration and License Agreement

        In April 2013, we entered into a multi-target collaboration and license agreement with Merck, or the Merck Agreement, to use its proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement program targets nominated by Merck and provide specific research and development services. Under the Merck Agreement, we granted Merck licenses under certain of our intellectual property rights to manufacture, develop, and commercialize compounds and products directed to selected program targets. The agreement consists of a research phase, where we and Merck collaborated on identifying and pre-clinically developing orally available cyclic peptides suitable for further development by Merck, and a development and commercialization phase pursuant to which Merck has sole discretion and responsibility, including financial responsibility, for further development and commercialization of these peptides, on a program-by-program basis, from the collaboration. The research term ended in April 2016.

        At the signing of the Merck Agreement, Merck made an upfront, nonrefundable, technology license fee of $4.5 million. In addition, the Merck Agreement provides for reimbursement of research and development services provided by us and includes milestone payments that could total up to $65.0 million ($6.0 million of which have been received to date).

        We are entitled to receive future aggregate milestone payments of up to $59.0 million for the non-complement cardiovascular target selected, consisting of remaining clinical milestones of $14.0 million, regulatory milestones of $19.0 million, and commercial milestones of $26.0 million, and low-to-mid single digit percentage royalties on future sales, if any.

Intellectual Property

Overview

        We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including our Extreme Diversity platform. This includes seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets and know-how that may be important for the development of our business. This includes aspects of our proprietary technology platform, our continuing technological innovation, and in-licensing opportunities used to develop, maintain, and strengthen our position in the field of peptide, peptidomimetic, and small molecule-based therapeutics. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions where available.

        Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our product candidates, technology, and know-how, defend and enforce our patents, prevent others from practicing our technology by enforcing our proprietary rights, preserve the confidentiality of our trade secrets, and operate without infringing the proprietary rights of others.

        Our ability to stop third parties from making, having made, using, selling, offering to sell, or importing our products depends in large part on the extent to which we have rights under valid and enforceable licenses, patents, or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third-party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents, or any patents that may be granted to us in the future, will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see "Risk Factors—Risks Related to Our Intellectual Property."

        We seek to protect our proprietary position in a variety of ways, including by pursuing patent protection in certain jurisdictions where it is available. For example, we file U.S. and selected foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also intend to seek patent protection, or rely upon trade secret rights, to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products or improvements thereof. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

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

Company-Owned Intellectual Property

        We have pending and issued patents covering a variety of compositions and methods related to multiple therapeutic applications. Our lead C5 inhibitor, zilucoplan, is covered by a portfolio that currently includes seven patent families of U.S. and ex-U.S. patents or patent applications. In addition to compound claims, the zilucoplan portfolio includes claims to formulations, formulation methods, therapeutic uses, and clinical study outcomes. To date, this portfolio includes nine granted or allowed patent applications, including three issued U.S. patents and one allowed U.S. patent application. Any patents that may grant in this portfolio are generally expected to expire between 2035 and 2038, subject to possible patent term extensions.

        We also own three U.S. patents, and have received a notice of allowance in a fourth application in another patent family. Along with this family we are prosecuting various patent applications directed to other technologies. The U.S. patents are expected to expire in 2034, and any patents granted on the pending applications are expected to expire between 2034 and 2038, subject to possible patent term extensions.

Licensed Intellectual Property

        We have exclusively licensed one patent family directed to an in vitro translation system for incorporating unnatural amino acids from Dr. A. C. Forster. This family, which covers certain rights related to our Extreme Diversity platform, includes five granted patents, including one in the U.S. and four in foreign jurisdictions, including Australia, Canada, Europe, and Japan. Patents in this family are generally expected to expire in 2022, subject to possible patent term extensions. This license may be terminated if we fail to make payments thereunder, if we commit a material breach of our obligations thereunder, or if we make an assignment for benefit of creditors or have a petition in bankruptcy filed; also, we may terminate the license for any reason upon 30 days' prior written notice. As of the date of this Annual Report on Form 10-K, we have paid an aggregate amount of approximately $280,000 under this license. In connection with the execution of this license, we paid an issue fee of approximately $175,000, and annual maintenance fees are approximately $15,000. In addition, we issued equity in the amount of approximately 8,500 shares of common stock in connection with this license. The license provides for running royalties equal to 0.25% of net sales of licensed products thereunder, payable on a country-by-country and licensed product-by-licensed product basis until the expiration of the last valid claim covering such product in such country.

        We also have a fully paid-up, non-exclusive license to more than 20 U.S. and more than 50 foreign granted patents directed to various display library technologies as a result of our acquisition of Cosmix Verwaltungs GmbH, or Cosmix, which covers other rights related to our Extreme Diversity platform. These include patents that have been granted in the U.S., Canada, China, Europe, India, Israel, Japan,

Korea, New Zealand, Russia, South Africa, and Taiwan. These patents are generally expected to expire between 2018 and 2022, subject to possible patent term extensions. We paid an aggregate amount of approximately $1.4 million and approximately 123,456 shares of common stock in connection with the Cosmix acquisition that includes this fully paid-up license, though no breakdown of amounts specifically attributable to this license is available.

Trademark Protection

        We have filed for and obtained trademark protection in Europe and Australia for the RA PHARMACEUTICALS word mark for goods and services. We have filed for and obtained trademark protection in the U.S. for the RA PHARMACEUTICALS word mark for goods. We have filed for protection and our mark is pending in the U.S. for the RA PHARMACEUTICALS word mark for services. We have filed for protection and our mark is pending in Canada for the RA PHARMACEUTICALS word mark for goods and services.

        We have filed for and obtained trademark protection in the U.S., Australia and Canada for the RA PHARMA word mark for goods and services.

        We have filed for and obtained trademark protection in the U.S., Europe, Australia and Canada for the RA PHARMA logo mark for goods and services.

        While we have not filed for protection in the U.S. or abroad for our mark, EXTREME DIVERSITY, we do use the mark and rely on common law protections for such use for goods and services.

Trade Secret Protection

        Finally, we may rely, in some circumstances, on trade secrets to protect our technology. In particular, with the earlier patents expiring by 2022, we anticipate relying in part on trade secrets to protect the know-how behind our proprietary peptide chemistry platform. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For further information, please see "Risk Factors—Risks Related to Our Intellectual Property."

Competition

        The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience, and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

        There are a number of currently marketed products and product candidates in pre-clinical research and clinical development by third parties to treat the various diseases that we are targeting. In general, these products and product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include inflammation suppression by agents such as complement inhibitors and corticosteroids, as well as immune modulators, visual cycle modulators, anti-amyloid agents, antioxidants, neuroprotectants, cell and gene therapies, and vascular and interstitial tissue remodeling agents.

        If our lead product candidates are approved for the indications for which we are currently undertaking clinical trials, they will compete with the products and product candidates discussed below.

        gMG.    gMG is currently treated with cholinesterase inhibitors and nonspecific immunosuppressive agents most of which are not approved for gMG, including azathioprine, cyclophosphamide, cyclosporine, IVIG, mycophenolate, prednisone, and tacrolimus. Eculizumab, marketed by Alexion Pharmaceuticals, is approved for the treatment of refractory MG in Europe and Japan and gMG in the U.S. Ravulizumab-cwvz, a monoclonal antibody C5 inhibitor, is in clinical development by Alexion. Anti CD40 product candidates, in development as CFZ533 by Novartis Pharma and bortezomib by Takeda, are in clinical development for gMG. FcRn antagonist product candidates in clinical development include efgartigimod by argenx, rozanolixizumab by UCB, M281 by Momenta, and ALXN1830 by Alexion. A therapeutic vaccine targeting B and T cell receptors (CV MG 01) is in early clinical testing for gMG.

        PNH.    The principal competitors for our program in PNH are eculizumab and ravulizumab-cwvz, both of which are monoclonal antibody C5 inhibitors marketed by Alexion Pharmaceuticals. In addition, we are aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH. These include product candidates directed at C5 inhibition such as Coversin, a small protein inhibitor of C5 in clinical development by Akari Therapeutics; ABP 959, a biosimilar product candidate in clinical development by Amgen; tesidolumab, a monoclonal antibody inhibitor of C5 in clinical development by MorphoSys AG and Novartis Pharmaceuticals; pozelimab, a monoclonal antibody inhibitor of C5 in clinical development by Regeneron Pharmaceuticals; and RG6107, a monoclonal antibody inhibitor of C5 in clinical development by F. Hoffmann La Roche. In addition, competitors include product candidates directed at C3 inhibition, such as APL 2, currently in clinical development by Apellis Pharmaceuticals, and AMY-101, currently in clinical development by Amyndas Pharmaceuticals. Lastly, we face competition from orally available small molecule inhibitors of Factor D, such as ACH 4471, in clinical development by Achillion Pharmaceuticals, and LNP023, a Factor B inhibitor in clinical development by Novartis.

        Certain of our competitors are developing product candidates intended to be administered SC, IV, or orally, with dosing frequencies ranging from thrice daily to every eight weeks, and with varying dose strengths and half-lives. We believe that the combination of SC administration, dose frequency, and dose strength will allow zilucoplan to provide improved control of hemolysis and suppression of breakthrough hemolysis.

Sales and Marketing

        We hold worldwide commercialization rights to all of our complement-mediated product candidates. Subject to the receipt of marketing approval and pricing reimbursement, we intend to independently pursue the global commercialization of zilucoplan in gMG and PNH in the U.S., Europe, Japan, and Latin America by building focused sales and marketing organizations in each geography. We believe these organizations will be able to address the community of physicians who are key specialists in treating the patient populations for which our product candidates are being developed.

        We also plan to build a global marketing organization to create and implement marketing strategies for any products that we market through our own sales organization. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and engaging with researchers and practitioners in relevant fields of medicine.

        Outside of the U.S., Europe, Japan, and Latin America, we may pursue the approval and commercialization of zilucoplan for gMG and PNH patients either independently or in collaboration with others. We intend to develop and commercialize zilucoplan for other indications independently or through collaborations with third parties.

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

        The process for manufacturing our peptide product candidates consists of a multiple-stage-chemical synthesis, purification using liquid chromatography, and freeze drying into a powder form which is then formulated into drug product. The initial chemical synthesis process is similar to other cyclic peptide synthetic processes. For some of our products, the peptide is modified after cyclization using common synthetic processes to attach bio-distribution modifying chemical moieties. We expect the costs associated with manufacturing drug substance for our product candidates to be comparable to the current manufacturing costs for other complex and similarly sized peptide-based components, and because our product candidates are synthetic, we believe they can be manufactured in a more cost-effective manner relative to competitive biologic and monoclonal antibody therapies.

        We currently engage third-party manufacturers to provide non-clinical services, as well as fill-finish and secondary package and labeling services, for clinical supplies for zilucoplan.

Government Regulation

        Government authorities in the U.S., at the federal, state, and local level, and in other countries and jurisdictions, including the E.U. and Japan, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the U.S.

        In the U.S., the FDA regulates drugs and devices under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. Although we have not yet selected the device component to use for administration of our lead product candidate, we expect that, if approved, our lead drug product candidate may be regulated as a combination product, which means that it is composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product's primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our lead product candidate, we expect the primary mode of action to be attributable to the drug component of the product, which means that the FDA's Center for Drug Evaluation and Research would have primary jurisdiction over the premarket development, review and approval. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities. In addition, an applicant may need to recall a product.

        An applicant seeking approval to market and distribute a new drug product in the U.S. must typically undertake the following:

  •
  completion of nonclinical, or pre-clinical, laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice, or GLP, regulations;

  •
  submission to the FDA of an IND, which must take effect before human clinical trials may begin;

  •
  approval by an independent Institutional Review Board, or IRB, representing each clinical site before each clinical trial may be initiated;

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

Pre-clinical Studies

        Pre-clinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of pre-clinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term pre-clinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

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

        Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the applicant must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Review of an NDA by the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the pre-clinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under the Prescription Drug User Fee Act, or PDUFA, as amended, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.4 million. PDUFA also imposes an annual prescription drug product program fee for human drugs, currently exceeding $300,000. These fees are typically increased annually.

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

Fast Track, Breakthrough Therapy, and Priority Review Designations

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

Accelerated Approval Pathway

        The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

        In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or the PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Abbreviated New Drug Applications for Generic Drugs

        In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the pre-clinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

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

        Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

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

Pediatric Studies and Exclusivity

        Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA's internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

        In July 2017, the FDA granted Orphan Drug Designation for zilucoplan for the treatment of PNH in the U.S.

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

Europe/Rest of World Regulation

        In addition to regulations in the U.S., a manufacturer is subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of products, if approved. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the E.U., for example, a clinical trial application must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country's requirements, clinical trial development may proceed. To obtain regulatory approval of an investigational drug under E.U. regulatory systems, a manufacturer must submit a marketing authorization application. More concretely, in the EEA (which is comprised of the 28 Member States of the E.U. plus Norway, Liechtenstein and Iceland, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

  •
  The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the E.U.

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

        In Europe, the period of orphan drug exclusivity is ten years, although it may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. In November 2016, the European Commission has designated zilucoplan as an orphan medicinal product for the treatment of PNH.

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

        The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf to knowingly and willfully, directly or indirectly, solicit, receive, offer, or provide any remuneration that is intended to induce the referral of business, including the purchase, order or recommendation or arranging of, any good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term "remuneration" has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of this law are punishable by up to ten years in prison, and can also result in criminal fines, civil money penalties and exclusion from participation in federal healthcare programs. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

        HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

        The Affordable Care Act, or the ACA, imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $169,170 per year and up to an aggregate of $1.128 million per year for "knowing failures." Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices or require the tracking and reporting of gifts, compensation or other remuneration to physicians.

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

  •
  establishment of the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers' outpatient drugs to be covered under Medicare Part D; and

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

        Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, the Bipartisan Budget Act of 2018 among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare Part D plans, commonly referred to as the "donut hole." The Tax Cuts and Jobs Act of 2017, or the TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

        Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Employees

        As of December 31, 2018, we had 72 full-time or part-time employees, including 28 employees with M.D. or Ph.D. degrees. Of these employees, 58 employees are engaged in research and development activities and 14 employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Corporate Information

        We were incorporated in Delaware in June 2008. Our principal executive offices are located at 87 Cambridge Park Drive, Cambridge, MA 02140 and our telephone number is 617-401-4060. Our website address is www.rapharma.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission.

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

        We qualify as a "smaller reporting company" under the rules of the Securities Act and the Exchange Act. As a result, in addition to the exemptions available to us as an "emerging growth company," we may choose to take advantage of certain scaled disclosure requirements available specifically to smaller reporting companies. For example, we are not required to provide a contractual obligations table in Part II, Item 7 of our Annual Report on Form 10-K, and we are permitted to include only two years of consolidated financial statements. Additionally, even if we cease to be an emerging growth company as noted above, as long as we continue to be a smaller reporting company, we may continue to rely on the reduced executive compensation disclosure obligations available to emerging growth companies. We will remain a smaller reporting company until the last day of the fiscal year in which the aggregate market value of our common stock held by non-affiliated persons and entities, or our public float, was at least $250 million as of the last business day of our most recently completed second fiscal quarter or the last day of the fiscal year in which we have at least $100 million in revenue and at least $700 million in public float as of the last business day of our most recently completed second fiscal quarter.

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

        We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $64.9 million and $54.4 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $188.2 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

        We have devoted substantially all of our financial resources and efforts to research and development, including pre-clinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders' equity and working capital.

        We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

  •
  continue to develop and conduct clinical trials with respect to our lead product candidate, zilucoplan;

  •
  initiate and continue research, pre-clinical and clinical development efforts for any future product candidates;

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

        Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2018, our cash and cash equivalents were $209.8 million. In February 2018 and December 2018, we raised an additional $54.1 million and $140.2 million, respectively, in net proceeds in our underwritten public offerings. Our research and development expenses were $54.5 million and $45.3 million for the years ended December 31, 2018 and 2017, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and pre-clinical development efforts for and seek marketing approval for, our current or future product candidates or any product candidates that we acquire, if any. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, as a public company, we will incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

        We will be required to expend significant funds in order to advance the development of zilucoplan, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

        Our future funding requirements, both short-term and long-term, will depend on many factors, including:

  •
  the scope, progress, timing, costs and results of clinical trials of, and research and pre-clinical development efforts for, our current and future product candidates;

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

  •
  our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure; and

  •
  the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights including enforcing and defending intellectual property related claims.

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

        We commenced operations in 2008. Our operations to date have been limited to financing and staffing our company, developing our technology and conducting pre-clinical research and early-stage clinical trials for our product candidates. We have not yet demonstrated an ability to successfully conduct late-stage clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Recent U.S. tax legislation may adversely affect our business and financial condition.

        The Tax Cuts and Jobs Act of 2017, or the TCJA, has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as "orphan drugs"), adopting elements of a territorial tax system, imposing a one-time transition tax, or repatriation tax, on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

        While some of the changes made by the TCJA may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the TCJA will have on us on an ongoing basis. We urge our investors to consult with their legal and tax advisors with respect to the TJCA.

The results of the United Kingdom's referendum on withdrawal from the European Union may have a negative effect on global economic conditions and financial markets, which could materially affect our financial condition and results of operations.

        In February and March 2017 both Houses of U.K. Parliament began debating and amending the E.U. (Notification of Withdrawal) Bill 2017, or the Bill. On March 16, 2017, the Bill received royal assent and on March 29, 2017, the Prime Minister of the U.K. officially triggered Article 50 of the

Treaty of Lisbon, signaling the start of a potential two-year period in which the U.K. will negotiate the terms of its exit from the E.U. The referendum has created significant uncertainty about the future relationship between the U.K. and the E.U., and has given rise to calls for certain regions within the U.K. to preserve their place in the E.U. by separating from the U.K. as well as for the governments of other E.U. Member States to consider withdrawal.

        These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Lack of clarity about future U.K. laws and regulations of medicine as the U.K. determines which E.U. laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights and employment laws, could decrease foreign direct investment in the U.K., increase costs, and could depress economic activity and restrict our access to capital. If the U.K. and the E.U. are unable to negotiate acceptable withdrawal terms or if other Member States pursue withdrawal, barrier free access between the U.K. and other Member States or among the European economic area overall could be diminished or eliminated. Additionally, political instability in the E.U. as a result of Brexit may result in a material negative effect on credit markets and foreign direct investments in the E.U. and U.K. This deterioration in economic conditions could result in increased unemployment rates, increased short and long term interest rates, consumer and commercial bankruptcy filings, a decline in the strength of national and local economies, and other results that negatively impact household incomes. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

        If U.K. leaves the E.U. it will no longer fall under the regulatory jurisdiction of EMA. Additional regulatory filings to the MHRA would be needed in the U.K. to secure approval to market zilucoplan in that country. There are risks that requirements for registration in the U.K. may be different than those established by EMA.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are at a very early stage in our development efforts, our approach is unproven and we may not be able to successfully develop and commercialize any product candidates.

        Zilucoplan is a novel therapeutic compound and its potential therapeutic benefit is unproven. Our product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess or compare favorably to the approved C5 inhibitor therapy. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for these or any other product candidates in clinical trials or in obtaining marketing approval thereafter. For example, although we have evaluated zilucoplan in pre-clinical studies and have evaluated zilucoplan in early-stage clinical trials and in two Phase 2 clinical trials, we have not yet advanced zilucoplan into Phase 3 clinical development, nor have we obtained regulatory approval to sell any product based on our therapeutic approaches.

        Our development plans include exploring the potential of complement inhibition, including C5 inhibition, to treat complement-mediated diseases for which complement inhibition has not been fully validated. The scientific evidence to support the feasibility of developing products to treat such disease by C5 inhibition is limited. Accordingly, our focus on treating these diseases may not result in the discovery and development of commercially viable products.

        If we are unsuccessful in our development efforts, we may not be able to advance the development of our product candidates, commercialize products, raise capital, expand our business or continue our operations.

Our business depends heavily upon the success of zilucoplan, which is still under development. If we are unable to obtain regulatory approval for or successfully commercialize zilucoplan, our business will be materially harmed.

        We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of our lead product candidate, zilucoplan. Successful continued development and ultimate regulatory approval of zilucoplan for gMG and paroxysmal nocturnal hemoglobinuria, or PNH, and, in the future, a range of debilitating autoimmune diseases including complement-mediated renal disorders is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development program for zilucoplan in gMG and PNH. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

  •
  we may not have sufficient financial and other resources to initiate or complete the necessary clinical trials for zilucoplan;

  •
  we may not be able to obtain adequate evidence of clinical efficacy and safety for zilucoplan in gMG or, PNH;

  •
  we do not know the degree to which zilucoplan will be accepted as a therapy, if approved;

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

  •
  patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to zilucoplan, which could delay or prevent further clinical development;

  •
  the standards implemented by regulatory agencies may change at any time;

  •
  the FDA, EMA or other foreign regulatory agencies may require endpoints for a clinical trial for the treatment of gMG, PNH and complement-mediated renal disorders that differ from the endpoints of our planned current or future trials, which may require us to conduct additional clinical trials;

  •
  the mechanism of action of zilucoplan is complex and we cannot guarantee the degree to which it will translate into a medical benefit in any indications;

  •
  if approved for gMG and PNH, zilucoplan will likely compete with the off-label use of currently marketed products and other therapies in development;

  •
  our intellectual property rights may not be patentable, valid or enforceable; and

  •
  we may not be able to obtain, maintain, defend or enforce our patents and other intellectual property rights.

        Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a new drug application, or NDA, to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market zilucoplan, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that zilucoplan will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize zilucoplan, we may not be able to generate sufficient revenue to continue our business.

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

        gMG is currently treated with cholinesterase inhibitors and non-specific immunosuppressive agents most of which are not approved for gMG, including azathioprine, cyclophosphamide, cyclosporine, IVIG, mycophenolate, prednisone, and tacrolimus. Eculizumab, marketed by Alexion Pharmaceuticals, is approved for the treatment of refractory MG in Europe and Japan and gMG in the U.S. Ravulizumab-cwvz, a monoclonal antibody C5 inhibitor, is in clinical development by Alexion. Anti CD40, in development as CFZ533 by Novartis Pharma, and bortezomib by Takeda are in clinical development for gMG. FcRn antagonist product candidates in clinical development include efgartigimod by argenx, rozanolixizumab by UCB, M281 by Momenta, and ALXN1830 by Alexion. A therapeutic vaccine targeting B and T cell receptors (CV MG 01) is in early clinical testing for gMG.

        The principal competitors for our program in PNH are eculizumab and ravulizumab-cwvz, both of which are monoclonal antibody C5 inhibitors marketed by Alexion Pharmaceuticals. In addition, we are aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH. These include product candidates directed at C5 inhibition such as Coversin, a small protein inhibitor of C5 in clinical development by Akari Pharmaceuticals; ABP 959, a biosimilar product candidate in clinical development by Amgen; tesidolumab, a monoclonal antibody inhibitor of C5 in clinical development by MorphoSys AG and Novartis Pharmaceuticals; pozelimab, a monoclonal antibody inhibitor of C5 in clinical development by Regeneron Pharmaceuticals; and RG6107, a monoclonal antibody inhibitor of C5 in clinical development by F. Hoffmann La Roche. In addition, competitors include product candidates directed at C3 inhibition, such as APL 2, currently in clinical development by Apellis Pharmaceuticals, and AMY-101, currently in clinical development by Amyndas Pharmaceuticals. Lastly, we face competition from orally available small molecule inhibitors of Factor D, such as ACH 4471, in clinical development by Achillion Pharmaceuticals, and LNP023, a Factor B inhibitor in clinical development by Novartis.

        Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are more convenient or less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

        Our competitors also may obtain FDA or other marketing approval for their products before we, or any future collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or any future collaborators, are able to enter the market.

        Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do, and may be able to reduce the price at which they sell their products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the development of our product candidates.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or any future collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

        We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We, and any future collaborators, must complete extensive pre-clinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

        Any inability to successfully complete pre-clinical and clinical development could result in additional costs to us, or any future collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any future collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we or they contemplate, if we or they are unable to successfully complete clinical trials of our product candidates or other testing or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our product candidates, we, or any future collaborators may:

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

        Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. To date, subjects exposed to our product candidate zilucoplan in our Phase 1 clinical trial have experienced drug-related side effects including injection site erythema, which was reported in patients receiving the highest dose, fatigue, headache, dizziness, rash and upper respiratory tract infection. In our Phase 2 clinicals trial of zilucoplan, the most frequent adverse effect that we observed was headache.

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

        Although the development and commercialization of zilucoplan is our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies for complement-mediated diseases, including neurologic, renal, and inflammatory diseases. We will evaluate internal opportunities from our current product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from immune-mediated or orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including pre-clinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

Our pre-clinical programs may not produce product candidates that are suitable for clinical trials or that can be successfully commercialized or generate revenue through partnerships.

        We must successfully complete pre-clinical testing for zilucoplan and our other programs, which may include demonstrating activity and comprehensive studies to show the lack of toxicity and other adverse effects in established animal models, before commencing clinical trials for any product candidate. Many pharmaceutical and biological products do not successfully complete pre-clinical testing and, even if pre-clinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from pre-clinical studies will be predictive of results obtained from subsequent pre-clinical studies or clinical trials. We also cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.

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

        Once an NDA is approved, the product covered thereby becomes a "reference-listed drug" in the FDA's publication, "Approved Drug Products with Therapeutic Equivalence Evaluations," or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the U.S. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

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

Even if we complete the necessary pre-clinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

        The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market our product candidates in the U.S. or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the U.S. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the U.S. or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

        The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

        In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

        We may not be able to initiate or continue clinical trials required by the FDA, EMA or other foreign regulatory agencies for zilucoplan if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. We will be required to identify and enroll a sufficient number of patients with gMG and PNH for each of our planned clinical trials of zilucoplan in these indications. Each of these is a rare disease or indication with relatively small patient populations, which could result in slow enrollment of clinical trial participants. For example, we estimate that there are approximately 200,000 gMG patients and approximately 16,000 PNH patients worldwide.

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

        Further, there are only a limited number of specialist physicians who treat patients with these diseases, and major clinical centers are concentrated in a few geographic regions. We also may encounter difficulties in identifying and enrolling such patients with a stage of disease appropriate for our ongoing or future clinical trials. For example, based on topline results from our Phase 2 trial of zilucoplan in PNH, for the switch patient population in our future Phase 3 program design, we currently expect to target only patients that are transfusion-independent on long-term eculizumab therapy. Due to the fact that we are targeting a narrow patient population, we may not be successful in completing enrollment for this trial in the timeframe expected, or at all. Moreover, some or all of the above factors, as well as other unanticipated causes, may result in delays to our ability to initiate or report data from these trials, and the process of finding and diagnosing patients may prove costly. Any inability to enroll a sufficient number of patients may require us to abandon one or more clinical trials.

Ingredients, excipients and other materials necessary to manufacture zilucoplan may not be available on commercially reasonable terms, or at all, which may adversely affect the development and commercialization of zilucoplan.

        We and our third-party manufacturers must obtain from third-party suppliers the active pharmaceutical ingredients, excipients and primary and secondary packaging materials necessary for our contract manufacturers to produce zilucoplan for our clinical trials and, to the extent approved or commercialized, for commercial distribution. There is no guarantee that we would be able to enter into all the necessary agreements with third-party suppliers that we require for the supply of such materials on commercially reasonable terms or at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of zilucoplan, our ability to generate revenue from the sale of zilucoplan would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain active pharmaceutical ingredients, excipients and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

        We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies. Even if we are able to obtain marketing approval of zilucoplan for the treatment of complement mediated diseases, physicians and patients may decide not to switch to zilucoplan. In addition, even if we are able to demonstrate our product candidates' safety and efficacy to the FDA and other regulators, safety concerns in the medical community may hinder market acceptance.

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

        Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators to commercialize any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors including government health programs and private health coverage insurers. Third-party payors each individually decide which medications they will cover and establish reimbursement levels. We cannot be certain that coverage or adequate reimbursement will be available for zilucoplan or any of our product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. The insurance coverage and reimbursement status of newly-approved products for orphan diseases is particularly uncertain, and failure to obtain or maintain adequate coverage and reimbursement for zilucoplan or any other product candidates would limit our ability to generate revenue.

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

        The healthcare industry is acutely focused on cost containment, both in the U.S. and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. These payors may not view our products, if any are approved, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any are approved, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

        Moreover, our clinical trial liability insurance may not fully cover potential liabilities that we may incur. The cost of any clinical trial liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

We currently have no marketing, sales or distribution infrastructure with respect to our product candidates. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

        We currently have no marketing, sales or distribution capabilities and have limited sales or marketing experience within our organization. If our product candidate zilucoplan is approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize zilucoplan, or to outsource this function to a third party. Either of these options would be expensive and time consuming. Some or all of these costs may be incurred in advance of any approval of zilucoplan. In addition, we may not be able to hire a sales force in the U.S. or other target market that is sufficient in size or has adequate expertise in the medical markets that we intend to target. These risks may be particularly pronounced due to our focus on our lead indications of gMG and PNH, each of which is a rare disease with relatively small patient populations. Any failure or delay in the development of our or third parties' internal sales, marketing and distribution capabilities would adversely impact the commercialization of zilucoplan and other future product candidates.

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

The route of administration, formulation or dose for zilucoplan, which we are currently developing for SC self-administration, may be inadequate.

        We are currently developing zilucoplan for subcutanous, or SC, self-administration. Unsatisfactory drug availability due to problems relating to this route of administration or the ability of the drug to bind to its target is another potential cause of lack of efficacy of zilucoplan if and when it is commercialized. C5, the target of zilucoplan is predominantly found in blood. For gMG and PNH, zilucoplan will be administered subcutaneously. In our Phase 1 study of zilucoplan in single-ascending dose cohorts and a multiple-dose cohort, single and repeat SC doses of zilucoplan were safe and well tolerated in healthy volunteers. In addition, while we observed signs that patients complied with once-daily SC self-administration of zilucoplan at home in our Phase 2 clinical trials, there is no guarantee that patients will continue to comply in this trial or in future trials. If daily SC administration proves to be unfeasible, then we may need to research additional doses, formulations or routes of administration, which could delay commercialization of zilucoplan and result in significant additional costs to us. Additionally, while we may offer training in SC injections, reliance on patient self-administration may lead to higher rates of user error due to poor administration procedure by patients and reduced patient compliance as compared with administration by healthcare professionals.

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

  •
  the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators', clinical trial designs or our or their interpretation of data from pre-clinical studies and clinical trials;

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

        Further, conducting clinical trials in foreign countries, as we have previously done and plan to continue to do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

        Product development costs for us, or any future collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any pre-clinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant pre-clinical study or clinical trial delays also could shorten any periods during which we, or any future collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any future collaborators, to bring products to market before we, or any future collaborators, do and impair our ability, or the ability of any future collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

Results of pre-clinical studies and early clinical trials may not be predictive of results of future clinical trials.

        The outcome of pre-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, pre-clinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

        From time to time, we may also publish interim, "top-line" or preliminary data from our clinical studies. For example, in December 2018, we announced positive top-line results from our Phase 2 clinical trial evaluating zilucoplan for the treatment of gMG. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, these data should be viewed with caution until the final data are available. Adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

Chronic dosing of patients with zilucoplan could lead to an immune response that causes adverse reactions or impairs the activity and/or efficacy of the drug, or causes other side effects.

        There is a risk that chronic dosing of patients with zilucoplan may lead to an immune response that causes adverse reactions or impairs the activity and/or efficacy of the drug. Patients may develop an allergic reaction to the drug and/or develop antibodies directed at the drug. Impaired drug activity could be caused by neutralization of the drug's inhibitory activity or by an increased rate of clearance of the drug from circulation. For example, one potential side effect of zilucoplan that has occurred in patients receiving eculizumab, a humanized antibody against C5, is an increased incidence of meningococcal infections as a result of inhibition of the terminal complement system in a manner similar to zilucoplan. As a result, patients receiving zilucoplan will also require immunization with a meningococcal vaccine and potentially prophylactic antibiotics. Despite these measures, there can be no assurance that patients in our long-term extension trial or future trials of zilucoplan will not experience incidents of meningococcal infection or thromboembolic events.

        Any immune response that causes adverse reactions or impairs the activity of the drug could cause a delay in or termination of our development of zilucoplan, which would have a material adverse effect on our financial condition and results of operation.

The incidence and prevalence for target patient populations of zilucoplan have not been established with precision. If the market opportunities for zilucoplan are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

        The precise incidence and prevalence for gMG and PNH and complement-mediated renal disorders are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. For example, we estimate that there are approximately 200,000 gMG patients worldwide and approximately 16,000 PNH patients worldwide.

        The total addressable market opportunity for zilucoplan will ultimately depend upon, among other things, the indication statements included in the final label for zilucoplan, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients who can be treated with our product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

We plan to seek orphan drug designation for zilucoplan, but we may be unable to obtain such designation or to maintain the benefits associated with orphan drug status, including market exclusivity, even if that designation is granted.

        We plan to seek orphan drug designation for zilucoplan in specific orphan indications in which there is a medically plausible basis for its use and may seek orphan drug designation for other pre-clinical product candidates in our pipeline or that we may develop. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we intend to seek orphan drug designation for zilucoplan, we may never receive such designation. Moreover, obtaining orphan drug designation for one indication for zilucoplan does not mean we will be able to obtain such designation for another indication.

        If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective, or makes a major contribution to patient care. Even if we were to obtain orphan drug designation for zilucoplan, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of zilucoplan could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. If we do obtain exclusive marketing rights in the U.S., they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available.

        In Europe, the period of orphan drug exclusivity is ten years, although it may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. In September 2016, the EMA's Committee for Orphan Medicinal Products adopted a positive opinion recommending zilucoplan for the treatment of PNH for designation as an orphan medicinal product to the European Commission, which granted us orphan designation for zilucoplan for the treatment of PNH in October 2016. Additionally, in July 2017, we announced that the FDA granted orphan drug designation to zilucoplan for the treatment of PNH.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the U.S. and require us to develop and implement costly compliance programs.

        If we further expand our operations outside of the U.S., we will be required to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

        In some countries, such as the countries of the E.U., the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or any future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

We are subject to extensive government regulation and the failure to comply with these regulations may have a material adverse effect on our operations and business.

        Both before and after approval of any product, we and our suppliers, contract manufacturers and clinical investigators, among others, are subject to extensive regulation by governmental authorities in the U.S. and other countries, covering, among other things, testing, manufacturing, quality control, clinical trials, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties; exclusion from governmental healthcare programs, adverse publicity; and disruptions to our business. Further, government investigations into potential violations of these laws would require us to expend considerable resources and face adverse publicity and the potential disruption of our business even if we are ultimately found not to have committed a violation.

        Obtaining FDA approval of our product candidates requires substantial time, effort and financial resources and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on any of our product candidates on a timely basis, if at all. The FDA may decide that our data are insufficient for approval of our product candidates and require additional pre-clinical, clinical or other studies or additional work related to chemistry, manufacturing and controls. In addition, we, the FDA, IRBs or independent ethics committees may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are or would be exposed to an unacceptable health risk or because of the way in which the investigators on which we rely carry out the trials. If we are required to conduct additional trials or to conduct other testing of our product candidates beyond that which we currently contemplate for regulatory approval, if we are unable to complete successfully our clinical trials or other testing, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may face substantial additional expenses, be delayed in obtaining marketing approval for our product candidates or may never obtain marketing approval.

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

Even if we obtain FDA approval of zilucoplan or any of our other product candidates, we or our partners may never obtain approval or commercialize our products outside of the U.S.

        In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional pre-clinical studies or clinical trials which would be costly and time consuming and could delay or prevent introduction of zilucoplan or any of our other product candidates in those countries. We do not have experience in obtaining regulatory approval in international markets. If we or our partners fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, or collectively the Affordable Care Act, or ACA, contains many provisions of potential importance to our business and our product candidates are the following, including among others:

  •
  an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;

  •
  an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer a 70% point-of-sale discounts off negotiated prices;

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

        The Trump administration has indicated that enacting changes to the ACA is a legislative priority, and has alternatively discussed repealing and replacing the ACA, and amending the ACA. We do not know at this time what implications such changes, if enacted, would have on the ACA's current requirements or on our future business. There have been a number of significant changes to the ACA and its implementation. The TCJA includes a provision that repealed effective January 1, 2019 the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Changes to the ACA or other existing health care regulations could significantly impact our business and the pharmaceutical industry.

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

If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.

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

        Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. These include the following:

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

  •
  Transparency requirements.  The provision within the ACA commonly referred to as the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

  •
  Analogous state and foreign laws.  Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, and are generally broad and are enforced by many different foreign and state agencies as well as through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

        The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

        Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

        We currently engage third-party manufacturers to provide the API, and other third parties to provide services for the final drug product formulation of zilucoplan that is being used in our clinical trials. Although we believe that there are several potential alternative manufacturers who could manufacture zilucoplan, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we have not yet concluded a commercial supply contract with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of zilucoplan and the costs of manufacturing could be prohibitive.

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

        In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of zilucoplan or any of our other product candidates in our pipeline or that we may develop, our third-party manufacturer will be required to increase its production and optimize its manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturer is not able to optimize its manufacturing process to increase the product yield for our product candidates, or if it is unable to produce increased amounts of our product candidates while maintaining the quality of the product, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operations.

We may need to maintain licenses for active ingredients from third parties to develop and commercialize some of our product candidates, which could increase our development costs and delay our ability to commercialize those product candidates.

        Should we decide to use active pharmaceutical ingredients in any of our product candidates that are proprietary to one or more third parties, we would need to maintain licenses to those active ingredients from those third parties. If we are unable to gain or continue to access rights to these active ingredients prior to conducting pre-clinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.

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

        We have sought in the past, and expect to continue to seek in the future, one or more collaborators for the development and commercialization of one or more of our product candidates. For example, we started collaborating with Merck in 2013. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the U.S.

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

        The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

  •
  we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs, including our gMG, PNH and complement-mediated renal disorders programs;

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

        Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents. In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case.

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

        We are a party to a collaboration and license agreement with Merck, under which we license patent rights relating to peptides that modulate the activity of a Merck-designated non-complement cardiovascular product candidate. We are party to several other license agreements, under which we license patent rights related to our proprietary technology and other product candidates. We may enter into additional license agreements in the future. Our license agreement with Merck imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could negatively impact the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

        As of December 31, 2018, we had 72 full-time or part-time employees. Our focus on the development of zilucoplan requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop zilucoplan or any additional product candidates, run our operations and/or accomplish all of the objectives that we otherwise would seek to accomplish.

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.

        We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks, and to the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

  •
  the timing and results of clinical trials of zilucoplan and any other product candidates;

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

        Our management has broad discretion to use our cash and cash equivalents to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending our use to fund operations, we may invest our cash and cash equivalents in in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return.

We are an "emerging growth company" and a "smaller reporting company" and, the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

        We are also a "smaller reporting company" because we had a public float of less than $250 million on the applicable measurement date in 2018. As a smaller reporting company, we are subject to reduced disclosure obligations in our periodic reports and proxy statements.

        We cannot predict whether investors will find our common stock less attractive because we rely on certain of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

        As a public company we have incurred and particularly after we are no longer an "emerging growth company," we will continue to incur, significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of disclosure and financial controls and corporate governance practices. We have hired additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company and our management and other personnel have devoted a substantial amount of time towards maintaining compliance with these requirements. We expect we will hire additional accounting, finance and other personnel in the future. The requirements of being a public company have increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2018, we have 42,072,883 shares of outstanding common stock, of which approximately 11.2 million shares were subject to restrictions on transfer under 90-day lock-up arrangements with the underwriters of our recent underwritten follow-on offering. These restrictions expire on March 11, 2019, resulting in a substantial number of these shares becoming eligible for public sale at that time if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

        Moreover, based on filings with the SEC as of December 31, 2018, holders of an aggregate of approximately 12.6 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of our common stock issued and available for issuance under our equity compensation plans, which can be freely sold in the public market, subject to vesting requirements, volume limitations applicable to affiliates and lock-up agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

        As of December 31, 2018, we had federal and state net operating loss carryforwards of $73.3 million and $70.2 million, respectively, which will begin to expire in 2028. As of December 31, 2018, we also had federal research and development tax credit carryforwards of $6.2 million and state research and development tax credit carryforwards of $2.3 million, which expire at various dates through 2037 and 2038, respectively. The 2018 federal net operating loss carry forward was $17.6 million. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation's stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. The reduction of the corporate tax rate under the

TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration but may only be used to offset up to 80% of our taxable income.

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

        As of December 31, 2018, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock and their affiliates in the aggregate, beneficially own shares representing approximately 46.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Holders of Common Stock

        As of March 1, 2019, we had 10 stockholders of record. The number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in "street name" or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Stock Performance Graph

        The following graph shows a comparison from October 26, 2016, the date on which our common stock first began trading on the Nasdaq Global Market, of the cumulative total return on an assumed investment of $100.00 on October 26, 2016, in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index, all through December 31, 2018. These returns are based on historical results and are not intended to suggest future performance. We have not paid any dividends on the common stock, and no dividends are included in the representation of our performance. Information used in the graph was obtained from the Nasdaq Stock Market LLC, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Comparison of Cumulative Total Return*

*
$100 invested on October 26, 2016

Cumulative Total Return Comparison

		December 31,
	October 26, 2016
		2017	2018
Ra Pharmaceuticals, Inc. (RARX)	$100	$65.38	$140.00
Nasdaq Composite (^IXIC)	100	131.49	126.38
NASDAQ Biotechnology (^NBI)	100	120.96	109.69

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

Recent Sales of Unregistered Securities

        None.

Use of Proceeds from Public Offering of Common Stock

        In October 2016, we issued and sold 7,049,230 shares of our common stock, and in November 2016, pursuant to the underwriters' option to purchase additional shares, we issued and sold 1,057,385 shares of common stock to the underwriters of our initial public offering, or IPO, at a public offering price of $13.00 per share, for aggregate gross proceeds of $105.4 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333- 213917), which was declared effective by the SEC on October 26, 2016. Credit Suisse Securities (USA) LLC, Jeffries LLC and BMO Capital Markets Corp. acted as joint book-running managers of the offering and as representatives of the underwriters. SunTrust Robinson Humphrey, Inc. acted as manager for the offering.

        The net proceeds to us, after deducting underwriting discounts and commissions of $7.4 million and offering expenses of approximately $2.4 million, were approximately $95.6 million.

        As of December 31, 2018, we had used $84.2 million of the net proceeds from our IPO.

        No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10% or more of any class of our equity securities or to any other affiliates.

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands, except per share amounts)
Revenue(1)	$2,500	$—	$4,928	$4,094
Operating expenses:
Research and development(2)	54,449	45,251	27,928	15,217
General and administrative(2)	14,439	9,778	5,024	2,233

Total operating expenses	68,888	55,029	32,952	17,450

Loss from operations	(66,388)	(55,029)	(28,024)	(13,356)
Other income (expense), net	1,426	571	(858)	(606)

Loss from operations before benefit from income taxes	(64,962)	(54,458)	(28,882)	(13,962)
Benefit from income taxes	(19)	(19)	(18)	(19)

Net loss from operations	(64,943)	(54,439)	(28,864)	(13,943)
Gain on extinguishment of redeemable convertible preferred shares	—	—	—	1,673

Net loss	$(64,943)	$(54,439)	$(28,864)	$(12,270)

Net loss per common share—basic and diluted	$(2.06)	$(2.41)	$(6.98)	$(24.68)
Weighted average number of common shares outstanding—basic and diluted(3)	31,542	22,591	4,135	497

Consolidated Balance Sheet Data:

	December 31,
	2018	2017	2016	2015
	(in thousands)
Cash and cash equivalents(3)(4)	$209,822	$70,381	$117,812	$19,386
Working capital	202,206	64,263	112,765	13,248
Total assets	219,220	80,197	126,818	24,342
Redeemable convertible preferred stock(3)	—	—	—	53,675
Accumulated deficit	(188,157)	(123,214)	(68,764)	(39,900)
Total stockholders' equity (deficit)(4)	207,118	69,184	117,222	(37,199)

(1)
In December 2018, we received a development milestone payment under our collaboration agreement with Merck. The milestone payment is associated with our collaboration for a non-complement cardiovascular target with a large market opportunity. Additionally, we adopted the new revenue recognition guidance on January 1, 2018 using the retrospective method. The adoption of the new guidance did not have a significant impact on our consolidated financial statements for the periods presented.

(2)
Includes non-cash stock-based compensation expense as indicated in the following table:

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Research and development	$4,128	$3,081	$361	$58
General and administrative	3,567	2,492	665	94

Total	$7,695	$5,573	$1,026	$152

(3)
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

(4)
In February 2018, we completed a follow-on public offering of 9,660,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 1,260,000 shares, at $6.00 per share and received aggregate net proceeds of $54.1 million, after deducting $3.5 million of underwriting discounts and commissions and approximately $0.4 million of offering expenses. In December 2018, we completed a follow on public offering of 9,645,161 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 1,258,064 shares, at $15.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

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

        We are developing our lead product candidate, zilucoplan (formerly RA101495 SC), a potent, synthetic macrocyclic peptide C5 inhibitor, formulated for convenient, self-administered, subcutaneous, or SC, injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis, or gMG, paroxysmal nocturnal hemoglobinuria, or PNH, and other complement-mediated disorders.

        Myasthenia gravis, or MG, is a rare, complement-mediated, autoimmune disease that causes weakness in the skeletal muscles. Patients with MG present with muscle weakness that characteristically becomes increasingly severe with repeated use and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb, and respiratory muscles. This is often described as the generalized, or severe, form of the disease. We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In August 2018, we announced the early completion of enrollment of 44 patients in our Phase 2 trial in gMG, surpassing our original enrollment target of 36 patients. In November 2018, we announced completion of dosing of all patients, and we reported positive top-line data in December 2018. Based on these top-line data, we plan to engage with regulatory agencies, including the U.S. Food and Drug Administration, or FDA, in the first half of 2019 regarding the design of a Phase 3 clinical trial evaluating zilucoplan versus placebo in patients with gMG and expect to initiate the global Phase 3 clinical trial in the second half of 2019.

        PNH is a rare, chronic, life-threatening blood disorder where red blood cells are mistakenly attacked and destroyed by the complement system. In the second quarter of 2017, we initiated a Phase 2 clinical trial evaluating zilucoplan in PNH patients, and in February 2018, we completed dosing and announced positive top-line data from this trial. During the second and third quarter of 2018, we held End-of-Phase 2 discussions with the U.S. Food and Drug Administration, or FDA, the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, or the U.K., or MHRA, and Health Canada. Based on FDA feedback, as well as advice provided by MHRA and Health Canada, we announced the design of a single-arm Phase 3 study in treatment-naïve PNH patients. In January 2019, we concluded scientific advice and protocol design discussions with the European Medicines Agency (EMA). The EMA was not receptive to a single-arm study design to support approval of zilucoplan in PNH. We do not plan to alter the design of the Phase 3 PNH program, but are reassessing the likelihood of obtaining marketing authorization for PNH in the European Union, or E.U.

        In January 2018, we initiated a Phase 1b pharmacokinetic, or PK, clinical trial evaluating zilucoplan in patients with renal impairment. During the second quarter of 2018, we completed dosing of all subjects and in September 2018 announced positive results from our Phase 1b PK clinical trial, which support the expansion of zilucoplan into complement-mediated renal disorders without the need for dose adjustment.

        In December 2018, Ra Pharma completed dosing in a Phase 1 ethno-bridging study in healthy subjects of Japanese and non-Japanese descent, enrolling 16 subjects in a multi-dose cohort and 20 subjects in a single-dose cohort. The Phase 1 study is designed to support development of zilucoplan in Japan.

        We have a life cycle management plan with an extended-release formulation of zilucoplan and an oral, small molecule C5 inhibitor, as well as inhibitors of other complement factors for certain renal, autoimmune, and central nervous system, or CNS diseases.

        In March 2019, we announced pre-clinical data for the extended release, or XR, formulation of zilucoplan, in which a single subcutaneous dose achieved greater than one week of target drug concentrations in non-human primates, supporting once weekly or less frequent dosing. We anticipate the XR program entering human clinical studies in the first half of 2020.

        In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc., or Merck. In December 2018, Merck paid us a development milestone as part of this collaboration.

        Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting pre-clinical studies of our product candidates and a clinical trial of our lead product candidate, zilucoplan. To date, we have not generated any product revenue and have financed our operations primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of December 31, 2018, we had received an aggregate of $375.3 million in net proceeds from the issuance of equity and debt securities and $20.0 million in payments in connection with our collaboration and license agreement with Merck (the "Merck Agreement"). As of December 31, 2018, our principal source of liquidity was cash and cash equivalents, which totaled $209.8 million.

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

        In February 2018, we completed a follow-on public offering of 9,660,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 1,260,000 shares, at $6.00 per share and received aggregate net proceeds of $54.1 million, after deducting $3.5 million of underwriting discounts and commissions and approximately $0.4 million of offering expenses.

        In May 2018, we entered into a sales agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel"), which permitted us to sell, from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through Stifel, as sales agent. In December 2018, we terminated the Sales Agreement. Prior to termination, we had not sold any Shares pursuant to the Sales Agreement.

        In December 2018, we completed a follow on public offering of 9,645,161 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 1,258,064 shares, at $15.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

        As of December 31, 2018, we had an accumulated deficit of $188.2 million. Our net losses were $64.9 million and $54.4 million for the years ended December 31, 2018 and 2017, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

  •
  continue to advance our lead program, zilucoplan, through clinical development by establishing clinical proof-of-concept activity using convenient SC administration in gMG and PNH;

  •
  continue our current research programs and development activities;

  •
  seek to identify additional research programs and additional product candidates;

  •
  initiate pre-clinical testing and clinical trials for any product candidates we identify and develop, maintain, expand and protect our intellectual property portfolio;

  •
  hire additional research, clinical and scientific personnel; and

  •
  incur additional costs associated with operating as a public company, including expanding our operational, finance and management teams.

        We believe that, our cash and cash equivalents as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2021. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our available funds as of December 31, 2018, will be sufficient to enable us to prepare, plan, initiate and obtain top-line data for our Phase 3 clinical trial of zilucoplan in gMG, and initiate our Phase 3 clinical trial of zilucoplan for PNH, and advance our other pre-clinical pipeline programs. It is also possible that we will not achieve the progress that we expect with respect to zilucoplan because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

        We have derived all of our revenue to date from the Merck Agreement, which we entered into in April 2013. Under the Merck Agreement, we collaborated with Merck and used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck and provided specific research and development services. At the signing, Merck paid us an upfront, non-refundable, license fee payment of $4.5 million. In addition, during the research term, which ended in April 2016, Merck reimbursed us for research and development services provided by us in accordance with a pre-specified number of our full-time equivalent employees ("FTEs") working under the Merck Agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular program target with a large market opportunity, for which we had received $6.0 million in pre-clinical milestone payments as of December 31, 2018. We are also entitled to receive future aggregate milestone payments of up to $59.0 million and low-to-mid single digit percentage royalties on any future sales for this program target. For additional information about the Merck Agreement, see Item 8, "Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.

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

Research and Development Expenses

        Research and development expenses consist primarily of costs incurred for our research activities, including development of our proprietary chemistry technology platform, and our pre-clinical and clinical candidates, which include:

  •
  employee-related expenses, including salaries, benefits, and stock-based compensation expense;

  •
  expenses incurred under agreements with contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), and independent contractors that conduct research and development, pre-clinical and clinical activities on our behalf;

  •
  costs of purchasing lab supplies and non-capital equipment used in our pre-clinical activities and in manufacturing pre-clinical study and clinical trial materials;

  •
  consulting, licensing and professional fees related to research and development activities; and

  •
  facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

        We expense research and development costs as incurred. We recognize costs for certain development activities, such as pre-clinical studies and clinical trials, based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors such as patient enrollment or clinical site activations for services received and efforts expended.

        Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our current development programs progress and new programs are added.

        The following table sets forth our research and development expenses related to our product candidates:

	Year Ended December, 31
	2018	2017
	(in thousands)
Zilucoplan	$22,680	$21,554
Other pipeline programs	6,676	3,320

Allocated costs	29,356	24,874
Unallocated costs	25,093	20,377

Total	$54,449	$45,251

        The expenses allocated to our product candidates in the table above relate to CRO and CMO costs associated with our pre-clinical studies and clinical trials. We do not allocate compensation, benefits and other employee-related expenses, costs related to facilities, depreciation, share-based compensation, research and development support services, laboratory supplies and certain other costs directly to programs.

        Historically, we had not provided program costs because we have not tracked or recorded our research and development expenses on a program-by-program basis. Beginning in the first quarter of 2017, we began to allocate costs related to our third-party vendors directly to programs.

        Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future pre-clinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs, and timing of pre-clinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

  •
  successful completion of pre-clinical studies and Investigational New Drug-enabling studies;

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

        A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future pre-clinical and clinical product candidates. For example, if the Food and Drug Administration ("FDA"), or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our pre-clinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of pre-clinical and clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of product candidates.

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

        We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with exchange listing and SEC, requirements, director and officer insurance costs and investor and public relations costs.

Other Income (Expense), Net

        Other income (expense), net primarily consists of interest income earned on our cash and cash equivalents and changes in in fair value of preferred stock tranche rights.

Income Taxes

        We have not recorded a provision for federal or state income taxes as we have had cumulative net operating losses since inception.

        In December 2017, the U.S. government enacted comprehensive tax legislation that included significant changes to the taxation of business entities. These changes included, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system and introducing certain anti-base erosion provisions. In addition, federal net operating losses generated after December 31, 2017 will not be subject to expiration but may only be used to offset up to 80% of our taxable income.

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

Revenue Recognition

        Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, "Revenues from Contracts with Customers" ("ASC 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

        We have derived all of our revenue to date from the Merck Agreement. The Merck Agreement is accounted for under ASC 606 since it does not represent a collaborative arrangement as we are not an active participant and are not exposed to significant risks and rewards of the arrangement.

        The terms of the Merck Agreement contain multiple promised goods and services, which include licenses, research and development activities and participation on the joint steering committee. Payments under the agreement include: (i) an upfront nonrefundable license fee; (ii) payments for research and development services performed by us, including reimbursement for certain lab supplies and reagents; (iii) payments based upon the achievement of certain development (pre-clinical and clinical), regulatory and commercial milestones; and (iv) royalties on net product sales, if any.

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

  •
  Recognition of revenue when (or as) we satisfy each performance obligation.

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

  •
  vendors in connection with pre-clinical development activities; and

  •
  vendors related to manufacturing, development and distribution of clinical supplies.

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

        Due to the lack of a public market for the trading of our common stock prior to the IPO in October 2016 and a lack of historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. Due to the lack of Company-specific historical option activity, we estimate the expected term using the "simplified" method.

Result of Operations

Comparison of the Years Ended December 31, 2018 and 2017

        The following table summarizes our results of operations:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Revenue	$2,500	$—	$2,500	100%
Operating expenses:
Research and development	54,449	45,251	9,198	20.3%
General and administrative	14,439	9,778	4,661	47.7%

Total operating expenses	68,888	55,029	13,859	25.2%

Loss from operations	(66,388)	(55,029)	(11,359)	20.6%
Other income (expense), net	1,426	571	855	149.7%

Net loss before benefit from income taxes	(64,962)	(54,458)	(10,504)	19.3%
Benefit from income taxes	(19)	(19)	—	0%

Net loss	$(64,943)	$(54,439)	$(10,504)	19.3%

Revenue

        Revenue increased by $2.5 million for the year ended December 31, 2018, from zero for the year ended December 31, 2017, due to a $2.5 million payment for the achievement of a pre-clinical milestone under the Merck Agreement.

Research and Development Expenses

        Research and development expenses increased by $9.2 million to $54.5 million for the year ended December 31, 2018, from $45.3 million for the year ended December 31, 2017. This increase was attributable to: a $4.5 million increase in CRO and CMO expenses for non-clinical studies and clinical trials, primarily relating to our zilucoplan program; a $2.6 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased research and development activities; a $1.0 million increase in non-cash stock-based compensation primarily relating to our annual grants awarded in February 2018; a $0.6 million increase in consulting and professional fees; a $0.4 million increase in database licenses; and a $0.4 million increase in other expenses; partially offset by a $0.3 million decrease in laboratory supply and reagent expenses.

General and Administrative Expenses

        General and administrative expenses increased by $4.7 million to $14.5 million for the year ended December 31, 2018, from $9.8 million for the year ended December 31, 2017. This was primarily attributable to $1.7 million increase in compensation, benefits and other employee-related expenses due to 2018 salary increases and higher average headcount to support our increased activities; a $1.1 million increase in non-cash stock-based compensation, primarily relating to our annual grants awarded in February 2018; a $1.1 million increase in consulting and professional fees primarily related to pre-commercialization activities; a $0.2 million increase in legal and audit costs; and a $0.6 million net increase in insurance, taxes and other expenses.

Other Income (Expense), Net

        Other income (expense), net increased by approximately $0.8 million to $1.4 million in other income, net during the year ended December 31, 2018, from $0.6 million in other expense, net for the year ended December 31, 2017. This increase was due primarily to an $0.8 million increase in interest income.

Net Loss

        Net loss increased by approximately $10.5 million to $64.9 million for the year ended December 31, 2018, from $54.4 million for the year ended December 31, 2017. The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above, partially offset by the increases in collaboration revenue and interest income discussed above.

Liquidity and Capital Resources

Overview

        We have funded our operations from inception through December 31, 2018 primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of December 31, 2018, we had received an aggregate of $375.3 million in net proceeds from the issuance of equity and debt securities and $20.0 million in payments in connection with our collaboration and license agreement with Merck. As of December 31, 2018, we had cash and cash equivalents of $209.8 million.

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

        In February 2018, we completed a follow-on public offering of 9,660,000 shares of our common stock, including the full exercise of the underwriters' option to purchase an additional 1,260,000 shares, at $6.00 per share and received aggregate net proceeds of $54.1 million, after deducting $3.5 million of underwriting discounts and commissions and approximately $0.4 million of offering expenses.

        In May 2018, the we entered into the Sales Agreement with Stifel which permitted us to sell, from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through Stifel, as sales agent. In December 2018, we terminated the Sales Agreement. Prior to termination, we had not sold any Shares pursuant to the Sales Agreement.

        In December 2018, we completed a follow on public offering of 9,645,161 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 1,258,064 shares, at $15.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

Cash Flows

Comparison of the Years Ended December 31, 2018 and 2017

        The following table summarizes our sources and uses of cash:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(54,946)	$(46,779)
Investing activities	(1,034)	(1,412)
Financing activities	195,421	760

Net increase (decrease) in cash	$139,441	$(47,431)

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

        Net cash used in operating activities was $54.9 million for the year ended December 31, 2018 compared to $46.8 million for the year ended December 31, 2017. The increase in net cash used in operations was primarily attributable to a $10.5 million increase in our net loss as a result of higher operating expenses, primarily in connection with our pre-clinical studies and clinical trials related to our lead program zilucoplan and other research and development pipeline programs; partially offset by higher non-cash expenses, including depreciation, amortization and stock-based compensation and a net increase in operating liabilities.

Net Cash Used in Investing Activities

        Net cash used in investing activities was $1.0 million for the year ended December 31, 2018 compared to $1.4 million for the year ended December 31, 2017. The decrease in cash used in investing activities was primarily due to a reduction in purchases of property and equipment.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $195.4 million for the year ended December 31, 2018 compared to $0.8 million for the year ended December 31, 2017. The increase in cash provided by financing activities was due primarily to the $195.0 million proceeds from the February and December 2018 follow-on offerings and an increase of approximately $0.5 million in proceeds from exercises of stock options; partially offset by the payment of issuance costs of $0.2 million and by proceeds of $0.7 million from the disgorgement of a stockholder's short-swing profits received in the second quarter of 2017.

Funding Requirements

        We expect our expenses to increase in connection with our ongoing development activities, particularly as we advance the Phase 3 clinical program for zilucoplan, continue clinical trials of zilucoplan in additional indications advance the development of our pipeline programs, initiate new research and pre-clinical development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we anticipate increased costs associated with being and operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

        We believe that, our cash and cash equivalents as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2021. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of zilucoplan and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

  •
  the scope, progress, timing, costs and results of clinical trials of, and research and pre-clinical development efforts for, our current and future product candidates;

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

  •
  our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure; and

  •
  the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims.

        Identifying potential product candidates and conducting pre-clinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Off-Balance Sheet Arrangements

        As of December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash and cash equivalents of $209.8 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

        We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2018, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

        We do not believe that inflation and changing prices during the three months ended December 31, 2018 had a significant impact on our results of operations or financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements together with the report of our independent registered public accounting firm required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Item 15 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

        In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

        This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the Jumpstart our Business Startups Act, or JOBS Act, for "emerging growth companies".

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2018, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

        We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees. A current copy of the code has been posted on the investor relations section of our website, which is located at www.rapharma.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any director or our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website.

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

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) Financial Statements.

        The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)
(2) Financial Statement Schedules.

        All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)
(3) Exhibits.

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporation by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	10-Q	001-37926	3.1	11/29/16

3.2	Amended and Restated By-laws of the Registrant, as currently in effect	10-Q	001-37926	3.2	11/29/16

4.1	Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated July 10, 2015	S-1	333-213917	4.1	9/30/16

4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-213917	4.4	10/17/16

10.1#	2010 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	333-213917	10.1	9/30/16

10.2#	2016 Stock Award and Incentive Plan and forms of award agreements thereunder	S-1/A	333-213917	10.2	10/13/16

10.3#	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-213917	10.3	10/13/16

10.4#	2016 Employee Stock Purchase Plan	S-1/A	333-213917	10.4	10/13/16

10.5#	Non-Employee Director Compensation Policy	10-Q	001-37926	10.1	5/9/18

10.6#	Form of Director and Officer Indemnification Agreements	S-1/A	333-213917	10.5	10/13/16

			Incorporation by Reference
Exhibit No.		Exhibit Index	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	†	Collaboration and License Agreement, dated as of April 1, 2013, by and between the Registrant and Merck Sharp & Dohme Corp., as amended on November 25, 2013, October 3, 2014, October 24, 2014 and April 21, 2015	S-1/A	333-213917	10.6	10/13/16

10.8		Indenture of Lease, dated as of September 15, 2015, between the Registrant and King 87 CPD LLC, as amended on March 29, 2016	S-1/A	333-213917	10.7	9/30/16

10.9#		Employment Agreement, by and between the Registrant and Douglas A. Treco	S-1/A	333-213917	10.8	10/17/16

10.10#		Employment Agreement, by and between the Registrant and David C. Lubner	S-1/A	333-213917	10.9	10/17/16

10.11#		Employment Agreement, by and between the Registrant and Simon Read	S-1/A	333-213917	10.10	10/17/16

10.12#		Employment Agreement, by and between the Registrant and Ramin Farzaneh-Far	S-1/A	333-213917	10.11	10/17/16

10.13		Exclusive License Agreement, effective as of November 29, 2010, between the Registrant and Anthony C. Forster, M.D., Ph.D.	S-1/A	333-213917	10.12	10/13/16

10.14		Research and Development Collaboration and License Agreement, dated as of August 28, 2003 between Gryphon Therapeutics Inc. and Phylos, Inc.	S-1/A	333-213917	10.13	10/13/16

21.1		Subsidiaries of Ra Pharmaceuticals, Inc.					*

23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS		XBRL Instance Document					*

Incorporation by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Link Document.					*

*
Filed herewith.

**
Furnished herewith.

†
An order for confidential treatment of certain provisions has been granted by the Securities and Exchange Commission. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

#
Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16.    FORM 10-K SUMMARY

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RA PHARMACEUTICALS, INC.
Date: March 7, 2019	By:	/s/ DOUGLAS A. TRECO Douglas A. Treco, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: March 7, 2019	By:	/s/ DAVID C. LUBNER David C. Lubner Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. TRECO Douglas A. Treco, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
/s/ DAVID C. LUBNER David C. Lubner	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2019
/s/ EDWARD T. MATHERS Edward T. Mathers	Chairman of the Board	March 7, 2019
/s/ PETER TUXEN BISGAARD Peter Tuxen Bisgaard	Director	March 7, 2019
/s/ AOIFE M. BRENNAN Aoife M. Brennan, M.B., B.Ch.	Director	March 7, 2019

Signature	Title	Date

/s/ ALEXANDER G. CUMBO Alexander G. Cumbo	Director	March 7, 2019
/s/ ROBERT HEFT Robert Heft, Ph.D.	Director	March 7, 2019
/s/ TIMOTHY PEARSON Timothy Pearson	Director	March 7, 2019
/s/ RAJEEV SHAH Rajeev Shah	Director	March 7, 2019

RA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ra Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ra Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 7, 2019

We have served as the Company's auditor since 2013.

RA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$209,822	$70,381
Prepaid expenses and other current assets	2,585	2,496

Total current assets	212,407	72,877
Property and equipment, net	5,165	5,606
Goodwill	183	183
Intangible assets, net	131	197
Restricted cash	1,334	1,334

Total assets	$219,220	$80,197

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,245	$4,348
Accrued expenses	6,477	3,937
Deferred rent	479	329

Total current liabilities	10,201	8,614
Deferred rent, net of current portion	1,880	2,359
Deferred tax liabilities	21	40

Total liabilities	12,102	11,013
Commitments and contingencies (Note 4 and 6)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 42,072 and 22,626 shares issued and outstanding as of December 31, 2018 and 2017, respectively	42	23
Additional paid-in capital	395,233	192,375
Accumulated deficit	(188,157)	(123,214)

Total stockholders' equity	207,118	69,184

Total liabilities and stockholders' equity	$219,220	$80,197

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017
Revenue	$2,500	$—
Operating expenses:
Research and development	54,449	45,251
General and administrative	14,439	9,778

Total operating expenses	68,888	55,029

Loss from operations	(66,388)	(55,029)
Other income (expense):
Interest income	1,464	645
Other income (expense), net	(38)	(74)

Total other income (expense), net	1,426	571

Loss from operations before benefit from income taxes	(64,962)	(54,458)
Benefit from income taxes	(19)	(19)

Net loss	$(64,943)	$(54,439)

Net loss per share—basic and diluted	$(2.06)	$(2.41)
Weighted average number of common shares outstanding—basic and diluted	31,542	22,591

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
December 31, 2016	22,546	$23	$185,963	$(68,764)	$117,222
Exercise of common stock options	80	—	266	—	266
Stock-based compensation	—	—	5,573	—	5,573
Proceeds from disgorgement of stockholder's short-swing profits	—	—	670	—	670
Other, net	—	—	(97)	(11)	(108)
Net loss	—	—	—	(54,439)	(54,439)

December 31, 2017	22,626	$23	$192,375	$(123,214)	$69,184

Issuance of common stock from public offerings, net of underwriter discounts and issuance costs	19,305	19	194,281	—	194,300
Exercise of common stock options	135	—	784	—	784
Stock-based compensation	—	—	7,695	—	7,695
Other, net	6	—	98	—	98
Net loss	—	—	—	(64,943)	(64,943)

December 31, 2018	42,072	$42	$395,233	$(188,157)	$207,118

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(64,943)	$(54,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,597	1,524
Stock-based compensation	7,695	5,573
Other, net	(24)	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49)	(1,023)
Accounts payable and accrued expenses	1,126	2,012
Deferred rent	(329)	(415)
Other, net	(19)	(19)

Net cash used in operating activities	(54,946)	(46,779)
Cash flows from investing activities
Purchase of property and equipment	(1,034)	(1,412)

Net cash used in investing activities	(1,034)	(1,412)
Cash flows from financing activities
Proceeds from common stock offerings, net of underwriter discounts	195,014	—
Payment of common stock offering costs	(403)	(176)
Proceeds from disgorgement of stockholder's short-swing profits	—	670
Proceeds from exercise of stock options	784	266
Other, net	26	—

Net cash provided by financing activities	195,421	760
Net change in cash, cash equivalents and restricted cash	139,441	(47,431)
Cash, cash equivalents and restricted cash, beginning of period	71,715	119,146

Cash, cash equivalents and restricted cash, end of period	$211,156	$71,715

Noncash investing and financing activity:
Common stock offering costs incurred but unpaid at period end	$278	$139
Changes in liabilities and prepaid expenses related to fixed asset additions	$33	$124

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

        The Company is a clinical-stage biopharmaceutical company using its proprietary peptide chemistry platform to create novel therapeutics to treat life-threatening diseases that are caused by excessive or uncontrolled activation of the complement system, an essential component of the body's innate immune system. The Company's lead product candidate, zilucoplan (formerly RA101495 SC), is being developed as a convenient self-administered subcutaneous ("SC") injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis ("gMG"), paroxysmal nocturnal hemoglobinuria ("PNH"), and other complement-mediated disorders. Additionally, the Company is pursuing discovery and pre-clinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of neurologic, renal, and inflammatory diseases. In addition to the Company's focus on developing novel therapeutics to treat complement-mediated diseases, the Company has validated its Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc ("Merck").

        The Company was incorporated in Delaware on June 27, 2008 and is located in Cambridge, Massachusetts. During 2011, the Company acquired Cosmix Verwaltungs GmbH ("Cosmix"), organized in Germany. In January 2016, the Company formed a wholly-owned subsidiary organized in the United Kingdom ("U.K."), Ra Europe Limited, for the purpose of conducting clinical trials in Europe and the U.K. In December 2018, the Company formed a wholly owned subsidiary, Ra Pharmaceuticals Security Corporation.

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

        Since inception, the Company has generated an accumulated deficit of $188.2 million and $123.2 million as of December 31, 2018 and 2017, respectively. The Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. The Company has financed its operations to date through the public offering and the private placement of its securities and funding from its collaboration and license agreement with Merck (the "Merck Agreement").

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

        In February 2018, the Company completed a follow-on public offering of 9,660,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 1,260,000 shares, at $6.00 per share and received aggregate net proceeds of $54.1 million, after deducting $3.5 million of underwriting discounts and commissions and approximately $0.4 million of offering expenses.

        In May 2018, the Company entered into a sales agreement (the "Sales Agreement") with Stifel, Nicolaus & Company, Incorporated ("Stifel") which permitted the Company to sell from time to time, at its option, up to an aggregate of $50.0 million of shares of its common stock through Stifel, as sales agent. In December 2018, the Company terminated the Sales Agreement. Prior to termination, the Company had not sold any Shares pursuant to the Sales Agreement.

        In December 2018, the Company completed a follow-on public offering of 9,645,161 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 1,258,064 shares, at $15.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The Company's consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest, including Cosmix, Ra Europe Limited, and Ra Pharmaceuticals Security Corporation. Intercompany balances and transactions are eliminated in consolidation.

Smaller Reporting Company

        We meet the Securities and Exchange Commission's ("SEC's") definition of a "Smaller Reporting Company," and therefore qualify for the SEC's reduced disclosure requirements for smaller reporting companies.

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

Cash Equivalents

        The Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. As of December 31, 2018 and 2017, cash equivalents were comprised primarily of money market funds.

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

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentrations of Suppliers

        The Company currently engages third-party manufacturers to provide clinical supplies, nonclinical supplies and fill-finish services for zilucoplan.

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

Operating Leases

        The Company leases office and laboratory facilities under a non-cancelable operating lease agreement. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease with the difference between the expense and the payments recorded as deferred rent on the consolidated balance sheets. Any reimbursements by the landlord for tenant improvements are considered lease incentives, the balance of which is recorded as a lease incentive obligation within deferred rent on the consolidated balance sheets and are amortized over the life of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, "Revenues from Contracts with Customers" ("ASC 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

        The Company has derived all of its revenue to date from its collaboration agreement with Merck (the "Merck Agreement"). Refer to Note 7, "Revenue Recognition." The Merck Agreement is accounted for under ASC 606 since it does not represent a collaborative arrangement under ASC 808, "Collaborative Arrangements," as the Company is not an active participant and is not exposed to significant risks and rewards of the arrangement.

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

        In order to account for contracts with customers, such as the Merck Agreement, the Company identifies the promised goods or services in the contract and evaluates whether such promised goods or services represent performance obligations. The Company accounts for those components as separate performance obligations when the following criteria are met:

  •
  the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and

  •
  the Company's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

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

        At the inception of each arrangement that includes precommercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant cumulative revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until the uncertainty related to the milestone is resolved. The transaction price is then allocated to each performance obligation on a relative selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjust its estimate of the overall transaction price.

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

Net Loss Per Share

        The Company calculates basic net income (loss) per share and diluted net loss per share by dividing the net income (loss) by the weighted average number of common shares outstanding during

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the period. Diluted net income per share is computed by dividing net income by the diluted number of shares outstanding during the period.

        Except where the result would be antidilutive to net income, diluted net income per share is computed assuming the conversion of redeemable convertible preferred stock, the exercise of warrants, the exercise of common stock options and the vesting of RSUs and RSAs (using the treasury stock method), as well as their related income tax effects.

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

Newly Adopted Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." The standard, including subsequently issued amendments, replaces most prior revenue recognition guidance in U.S. GAAP and permits the use of either the retrospective or cumulative effect transition method. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is effective for annual and interim periods beginning after December 15, 2017. The Company has one contract subject to the new standard, the Merck Agreement, and all performance obligations were completed upon the expiration of the research term in April 2016. See Note 4, "Revenue Recognition." The Company adopted the new standard on January 1, 2018 using the retrospective method. The adoption of ASU 2014-09 did not have a significant impact on the Company's consolidated financial statements for the periods presented.

Newly Issued Accounting Pronouncements

        In February 2016, the FASB issued ASU 2016-02, "Leases." The standard is designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements with a lease term of more than 12 months. In July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases," to clarify application of certain aspects of the new leases standard and to remove inconsistencies within the guidance and ASU 2018-11 "Targeted Improvements," which provides for an alternate transition method. Specifically, ASU 2018-11 allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented. The Company adopted the new standard on January 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients, both provided for under ASU 2018-11, Leases (Topic 842): Targeted Improvements. The package of practical expedients allows us not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. Additionally, as an accounting policy, for our building leases, we chose not to separate the non-lease components from the lease components and, instead, accounted for each non-lease component and

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

lease component as a single component. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures but expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability. The Company has formalized processes and controls to identify, classify and measure new leases in accordance with ASU 2016-02.

        In June 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting." The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted but not before an entity adopts the new revenue guidance. The new standard was adopted on January 1, 2019. The Company does not expect ASU 2018-07 to have a significant impact on its financial statements.

3. Fair Value Measurements

        Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents—money market funds	$210,404	$—	$—	$210,404

Total assets	$210,404	$—	$—	$210,404

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents—money market funds	$70,449	$—	$—	$70,449

Total assets	$70,449	$—	$—	$70,449

        There were no transfers between fair value levels during the years ended December 31, 2018 and 2017.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Balance Sheet Information

Property and equipment, net

        Property and equipment, net consists of the following:

	December 31,
	2018	2017
	(in thousands)
Computer equipment and software	$53	$20
Furniture, fixtures and office equipment	390	378
Laboratory equipment	6,149	5,116
Leasehold improvements	3,755	3,753

	10,347	9,267
Accumulated depreciation	(5,182)	(3,661)

Property and equipment, net	$5,165	$5,606

        Depreciation expense was $1.5 million for each of the years ended December 31, 2018 and 2017.

Restricted Cash

        The Company is contingently liable under an unused letter of credit with a bank, related to the Company's facility leases. Refer to Note 6, "Commitments and Contingencies." As a result, as of December 31, 2018 and 2017, the Company had restricted cash as presented in the table below, securing the letters of credit. The cash will be restricted until the termination or modification of the lease arrangement.

	December 31,
	2018	2017
	(in thousands)
Restricted cash	$1,334	$1,334

Accrued expenses

        Accrued expenses consist of the following:

	December 31,
	2018	2017
	(in thousands)
Payroll and employee-related costs	$3,309	$2,063
Research and development costs	2,491	1,464
Other	677	410

Total	$6,477	$3,937

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets

        In February 2011, the Company recorded goodwill of $0.2 million and intangible assets of $0.7 million upon the acquisition of Cosmix. Based on the Company's step zero goodwill impairment test, completed as of October 31, 2018 and 2017, goodwill was not impaired.

        Intangible assets are amortized over the pattern in which the economic benefits of the intangible assets are utilized, over an estimated useful life of approximately nine years.

        Intangible assets were $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively. Amortization expense of intangible assets for each of the years ended December 31, 2018 and 2017 was approximately $0.1 million and was recorded as a component of research and development expense in the Company's consolidated statements of operations.

        Estimated amortization expense for intangible assets for the remaining two years is as follows:

Year Ended December 31,	Amortization Expense
(in thousands)
2019	66
2020	65

6. Commitments and Contingencies

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

Lease Commitments

        In September 2015, the Company entered into an operating lease for laboratory and office space at its headquarters in Cambridge, Massachusetts. The lease expires in April 2023 and contains various clauses for renewal at the Company's option and certain rent escalation clauses. Rent expense under the lease was $0.9 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively. The Company is also obligated to pay operating costs, including property taxes, insurance, maintenance and other operating expenses. In connection with the lease, the Company was provided tenant improvements allowance totaling approximately $2.7 million by the landlord as reimbursement for capital improvements to the facility. As of December 31, 2018, the Company had an unamortized lease incentive obligation of $1.5 million recorded in deferred rent in the consolidated balance sheet.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

        Future minimum commitments due under this operating lease agreement are as follows:

Year Ended December 31,	Minimum Lease Payments
(in thousands)
2019	1,403
2020	1,442
2021	1,483
2022	1,524
Thereafter	513

Total	$6,365

        The Company is contractually obligated to return leased office and laboratory space in good order, repair and condition excluding ordinary wear and tear upon termination of the lease agreement. The Company's asset retirement obligations were not significant as of December 31, 2018 and 2017.

Other Funding Commitments

        As of December 31, 2018, the Company had several ongoing clinical and nonclinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are not included in the table above as generally they are cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

7. Revenue Recognition

        In April 2013, the Company entered into a multi-target collaboration and license agreement with Merck to use its proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement program targets nominated by Merck and provide specific research and

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Revenue Recognition (Continued)

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

        At the signing of the Merck Agreement, Merck paid an upfront nonrefundable, technology license fee of $4.5 million. In addition, the Merck Agreement provides for reimbursement of research and development services provided by the Company and includes low to mid-single digit percentage royalties on future sales, if any, and milestone payments that could total up to $65.0 million, including pre-clinical and clinical milestones of $20.0 million, $6.0 million of which have been received to date, regulatory milestones of $19.0 million, and commercial milestones of $26.0 million.

        The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Merck, is a customer. The Company has identified the following promised goods and services in connection with the Merck Agreement: (1) rights to use the Company's technology platform for each program target, and (2) the research and development services provided during the research term, including participation on the joint steering committee. The Company determined that the license to the Company's early stage intellectual property is not distinct from the research and development services and accounted for all promises as a single combined performance obligation. The primary factor considered in this determination included the expectation that the research and development services will involve significant further development of the initial intellectual property licensed to Merck.

        At execution and the end of each reporting period, the transaction price allocated to the single performance obligation included the $4.5 million technology license fee received and the payments for research and development services expected to be received by the Company. At execution, none of the pre-clinical, clinical or regulatory milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the receipt of the milestones is outside the control of the Company and contingent upon success of future pre-clinical and clinical studies and Merck's efforts. The $0.5 million, $3.0 million and $2.5 million pre-clinical milestone payments received to date were added to the transaction price in the fourth quarter of 2013, the second quarter of 2016, and the fourth quarter of 2018, respectively, when they were considered probable of being reached. The Company recognized revenue under the Merck Agreement over time as it satisfied the combined performance obligation during the research term. The research term ended in April 2016 and the Company does not have any future performance obligations under this contract. At the end of each reporting period, the Company continues to assess the probability of achievement of the remaining pre-clinical, clinical or regulatory milestones and any related constraint and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments to the transaction price will be recorded as revenue in the period of adjustment.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Revenue Recognition (Continued)

        Any consideration related to the sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Merck and therefore were excluded from the transaction price.

        During the year ended December 31, 2018 the Company recognized $2.5 million in revenue for the achievement of a pre-clinical milestone under the Merck Agreement. No revenue was recognized during the year ended December 31, 2017.

8. Stock Incentive Plans

        In February 2010, the Company adopted the 2010 Stock Incentive Plan (the "2010 Plan") under which it was able to grant stock options and restricted stock grants to employees, consultants and directors. The Company had reserved 2,495,607 shares of common stock under the 2010 Plan, prior to the establishment of the 2016 Stock Award and Incentive Plan (the "2016 Plan"), as described below. As of December 31, 2018, options to purchase 1,698,640 shares of common stock were outstanding under the 2010 Plan.

        In October 2016, the Company's stockholders approved the 2016 Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. There were 1,401,109 shares of common stock reserved for issuance under the 2016 Plan at the time of approval, including 1,300,000 shares initially reserved plus the 101,109 shares available for issuance under the 2010 Plan. The number of shares available for future grant will automatically increase on the first day of each fiscal year by an amount equal to the lesser of: (i) 2,000,000; (ii) 4% of the number of outstanding shares of common stock on immediately preceding December 31; and (iii) an amount determined by the administrator appointed by the board of directors. Awards that are returned to the Company's equity plans as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2016 Plan. As of December 31, 2018, there were 674,926 shares available for future grant under the 2016 Plan and on January 1, 2019, this number increased by 1,682,915 shares.

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

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock Incentive Plans (Continued)

        The weighted average assumptions used to estimate the grant date fair value of the stock options using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2018	2017
Expected life (in years)	6.0	6.0
Expected volatility	77.7%	77.5%
Risk-free interest rate	2.7%	2.0%
Expected dividend yield	—%	—%

        The following table summarizes the stock option activity of the Company's share-based plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 31, 2017	3,470	$9.99
Granted	1,220	$9.48
Exercised	(135)	$5.82
Cancelled	(449)	$13.05

Options outstanding as of December 31, 2018	4,106	$9.64	8.11	$36,008
Options exercisable as of December 31, 2018	1,889	$8.55	7.61	$18,763
Options vested and expected to vest as of December 31, 2018	3,898	$9.55	8.08	$34,525

        The total intrinsic values of options exercised totaled $0.9 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively. The intrinsic value was calculated as the difference between the fair value of the Company's common stock and the exercise price of the option. The weighted-average grant date fair value of stock options granted was $6.63 and $11.57 for years ending December 31, 2018 and 2017, respectively.

        As of December 31, 2018, there was approximately $13.7 million of unrecognized share-based compensation, which is expected to be recognized over a weighted average period of approximately 2.30 years.

Restricted Stock Units

        Restricted stock units (RSUs), which represent an unsecured promise to grant at no cost a set number of shares of common stock upon the completion of the vesting schedule; and vest over 3 years. With respect to RSUs, recipients are not entitled to cash dividends and have no voting rights on the stock during the vesting period.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock Incentive Plans (Continued)

        The following table summarizes the RSU activity of the Company's share-based plans:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding and unvested at December 31, 2017	—	$—
Granted	342	$7.18
Vested	—	$—
Cancelled	(35)	$7.33

Outstanding and unvested at December 31, 2018	307	$7.16

        As of December 31, 2018, the unrecognized compensation cost related to shares of unvested RSUs expected to vest was $1.6 million, which is expected to be recognized over an estimated weighted-average amortization period of 2.12 years. The total fair value of RSU grants that vested during the year ending December 31, 2018 was zero.

Employee Stock Purchase Plan

        In October 2016, the Company's stockholders approved the 2016 Employee Stock Purchase Plan (the "2016 ESPP"), which gives eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. There were 175,000 shares of common stock initially reserved for issuance pursuant to the 2016 ESPP. The number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each January 1 equal to the lesser of: (i) 300,000, (ii) 1% of the Company's shares of common stock outstanding on the immediately preceding December 31 or (iii) an amount determined by the administrator of the 2016 ESPP appointed by the Company's board of directors. During the years ended December 31, 2018 and 2017, the Company issued 6,326 and zero shares of common stock under the 2016 ESPP, respectively. As of December 31, 2018, there were 620,401 shares available for future grant under the 2016 ESPP and on January 1, 2019, this number increased by 300,000 shares.

Stock-Based Compensation

        The following table provides stock-based compensation by the financial statement line item in which it is presented:

	Year Ended December 31,
	2018	2017
	(in thousands)
Research and development	$4,128	$3,081
General and administrative	3,567	2,492

Total	$7,695	$5,573

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. 401(k) Savings Plan

        In 2010, the Company adopted a tax-qualified employee savings and retirement 401(k) Plan, covering all qualified employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of its board of directors, the Company may elect to match employee contributions. Currently, the Company makes matching contributions at a rate of 50% of the first 6% of employee contributions. The Company recorded $0.2 million of expenses related to its 401(k) match for each of the years ended December 31, 2018 and 2017.

10. Income Taxes

        The following table presents domestic and foreign components of loss from operations before income taxes:

	Year Ended December 31,
	2018	2017
	(in thousands)
Domestic	$(64,963)	$(54,452)
Foreign	1	(6)

Total	$(64,962)	$(54,458)

        The Company recorded no current or deferred tax expense for federal and state purposes and no current foreign tax expense for the years ended December 31, 2018 and 2017. A foreign deferred tax benefit of approximately $19,000 has been recorded for both the years ended December 31, 2018 and 2017.

        A reconciliation setting forth the differences between the effective tax rate of the Company for the periods ended December 31, 2018 and 2017 and the U.S. federal statutory tax rate is as follows:

	December 31,
	2018	2017
	(in thousands)
Income tax benefit at U.S. federal statutory rate	$(13,642)	$(18,515)
State income taxes, net of federal tax benefit	(3,920)	(2,644)
Nondeductible / nontaxable permanent items	487	1,297
Tax credits	(2,201)	(2,283)
Change in U.S. federal tax rate	—	13,645
Other	(51)	289
Change in valuation allowance	19,308	8,192

Income tax benefit	$(19)	$(19)

Effective tax rate	0.03%	0.04%

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The significant components of the Company's deferred tax assets are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses	$19,837	$14,956
R&D credits	7,954	5,747
Accrued expenses	887	545
Deferred rent	644	734
Equity compensation	2,195	934
Capitalized R&D costs	24,669	13,961
Other deferred tax assets	156	189

Total deferred tax assets	56,342	37,066
Deferred tax liabilities:
Depreciation related	—	(33)
Purchased intangibles	(38)	(57)

Total deferred tax liabilities	(38)	(90)
Valuation allowance	(56,325)	(37,016)

Net deferred tax liabilities	$(21)	$(40)

        On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was enacted. This law substantially amended the Internal Revenue Code, including reducing the U.S. corporate tax rates. Upon enactment, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement of the deferred tax balance was a tax expense of $13.6 million, which was fully offset by an adjustment to the valuation allowance. As the deferred tax asset is offset in full by valuation allowance, this enacted legislation had no impact on the Company's financial position or results of operations for the year ended December 31, 2017. The Company completed its accounting for the tax effects of the TJCA as of December 31, 2018 and did not record any adjustments to its original estimate.

        Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company's history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, with the exception of the deferred tax assets recorded at Cosmix, the deferred tax assets have been fully reserved at December 31, 2018 and 2017. Management reevaluates the positive and negative evidence on a quarterly basis.

        The valuation allowance increased by $19.3 million during the year ended December 31, 2018, primarily due to an increase in net operating losses as a result of increased capitalized research and development costs, research and development credits and stock-based compensation expense. The valuation allowance increased by $8.2 million during the year ended December 31, 2017, primarily due to an increase in capitalized research and development costs, research and development credits and

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

stock-based compensation expense; partially offset by a decrease in net operating losses and a lower U.S. federal tax rate due to the TJCA.

        Subject to the limitations described below, as of December 31, 2018 and 2017, the Company had federal net operating loss carryforwards of $73.3 million and $55.7 million, respectively, to offset future federal taxable income, which will begin to expire in 2028 and will continue to expire through 2037. The 2018 federal net operating loss of $17.6 million has an indefinite life. As of December 31, 2018 and 2017, the Company had state net operating loss carryforwards of $70.2 million and $51.2 million, respectively, to offset future state taxable income, which will begin to expire in 2031 and will continue to expire through 2038. As of both December 31, 2018 and 2017, the Company has trade net operating loss carryforwards of less than $0.1 million at its German subsidiary. There is no expiration of the German net operating loss carryforwards.

        As of December 31, 2018 and 2017, the Company had research and development credits for federal income tax purposes of $6.2 million and $4.4 million, respectively, and research and development credits for state income tax purposes of $2.3 million and $1.7 million, respectively. If not utilized, the available research and development credits for federal and state income tax purposes expire at various dates through 2038.

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

        As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

        The Company files income tax returns in the U.S. federal, Massachusetts and foreign jurisdictions. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for all years since the Company's inception. There are currently no federal or state income tax audits in progress.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Net Loss Per Share

        The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2018	2017
	(in thousands)
Outstanding stock options	4,106	3,470
Restricted stock units	307	—

Total	4,413	3,470

12. Quarterly Financial Data (unaudited)

        The following table contains selected quarterly financial information for the years ended December 31, 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2018
Revenue	$—	$—	$—	$2,500
Operating expenses	16,724	16,126	16,879	19,158
Net loss	(16,498)	(15,746)	(16,504)	(16,195)
Net loss per share—basic and diluted	$(0.61)	$(0.49)	$(0.51)	$(0.47)
Weighted average number of common shares outstanding—basic and diluted	27,242	32,307	32,349	34,185
Year Ended December 31, 2017
Operating expenses	$11,481	$12,812	$15,414	$15,322
Net loss	(11,360)	(12,663)	(15,275)	(15,141)
Net loss per share—basic and diluted	$(0.50)	$(0.56)	$(0.68)	$(0.67)
Weighted average number of common shares outstanding—basic and diluted	22,549	22,575	22,614	22,626