Form 10-Q
period 2019-03-31
Ra Pharmaceuticals, Inc.
filed 2019-05-09
CIK 1481512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RARX	Nasdaq Global Market

The number of shares outstanding of the registrant’s common stock as of May 2, 2019 was 42,303,138.

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

•                                          the risk that topline data from our Phase 2 clinical program in generalized myasthenia gravis may not be indicative of results from future trials;

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

•                                          our financial performance;

•                                          developments relating to our competitors and our industry, including the impact of government regulation; and

•                                          other risks and uncertainties, including the important factors listed under Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by our subsequent filings with the Securities and Exchange Commission (“SEC”).

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

PART I: FINANCIAL INFORMATION

Item 1.                          Financial Statements

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$191,647	$209,822
Prepaid expenses and other current assets	3,911	2,585
Total current assets	195,558	212,407
Property and equipment, net	5,015	5,165
Operating lease right-of-use assets, net	2,864	—
Restricted cash	1,334	1,334
Other assets	298	314
Total assets	$205,069	$219,220
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,364	$3,245
Accrued expenses	5,322	6,477
Operating lease liabilities	1,042	—
Deferred rent	—	479
Total current liabilities	9,728	10,201
Operating lease liabilities, net of current portion	4,066	—
Deferred rent, net of current portion	—	1,880
Deferred tax liabilities	21	21
Total liabilities	13,815	12,102
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 42,254 and 42,072 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	42	42
Additional paid-in capital	398,408	395,233
Accumulated deficit	(207,196)	(188,157)
Total stockholders’ equity	191,254	207,118
Total liabilities and stockholders’ equity	$205,069	$219,220

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$15,282	$13,412
General and administrative	4,807	3,312
Total operating expenses	20,089	16,724
Loss from operations	(20,089)	(16,724)
Other income (expense), net	1,050	226
Net loss	$(19,039)	$(16,498)

Net loss per common share — basic and diluted	$(0.45)	$(0.61)
Weighted average number of common shares outstanding — basic and diluted	42,174	27,242

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount

December 31, 2018	42,072	$42	$395,233	$(188,157)	$207,118
Exercise of common stock options	118	—	769	—	769
Stock-based compensation	—	—	2,890	—	2,890
Shares issued under stock option and employee purchase plans, net of tax withholdings	64	—	(484)	—	(484)
Net loss	—	—	—	(19,039)	(19,039)
March 31, 2019	42,254	$42	$398,408	$(207,196)	$191,254

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount

December 31, 2017	22,626	$23	$192,375	$(123,214)	$69,184
Issuance of common stock from public offerings, net of underwriter discounts and issuance costs	9,660	9	54,034	—	54,043
Exercise of common stock options	—	—	—	—	—
Stock-based compensation	—	—	1,946	—	1,946
Net loss	—	—	—	(16,498)	(16,498)
March 31, 2018	32,286	$32	$248,355	$(139,712)	$108,675

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(19,039)	$(16,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	386
Stock-based compensation	2,890	1,946
Other, net	49	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,326)	692
Accounts payable and accrued expenses	(887)	(2,051)
Operating lease liabilities	(239)	—
Other, net	—	8
Net cash used in operating activities	(18,022)	(15,517)
Cash flows from investing activities
Purchase of property and equipment	(195)	(29)
Net cash used in investing activities	(195)	(29)
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts	—	54,482
Payment of common stock offering costs	(243)	(195)
Payments for restricted stock units vesting	(484)	—
Proceeds from exercises of stock options	769	—
Net cash provided by financing activities	42	54,287

Net increase (decrease) in cash, cash equivalents and restricted cash	(18,175)	38,741
Cash, cash equivalents and restricted cash, beginning of period	211,156	71,715
Cash, cash equivalents and restricted cash, end of period	$192,981	$110,456

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, end of period	192,981	110,456
Less restricted cash	(1,334)	(1,334)
Cash and cash equivalents, end of period	$191,647	$109,122
Non-cash investing and financing activities:
Common stock offering costs incurred but unpaid at period end	$—	$176
Changes in accounts payable and accrued expenses related to fixed asset additions	$93	$355

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Nature of Business and Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Ra Pharmaceuticals, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

Description of Business

The Company is a clinical-stage biopharmaceutical company using its proprietary peptide chemistry platform to create novel therapeutics to treat life-threatening diseases that are caused by excessive or uncontrolled activation of the complement system, an essential component of the body’s innate immune system. The Company’s lead product candidate, zilucoplan, is being developed as a convenient self-administered subcutaneous (‘‘SC’’) injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis (‘‘gMG’’) and other complement mediated disorders. Additionally, the Company is pursuing discovery and pre-clinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of neurologic, renal, and inflammatory diseases. In addition to the Company’s focus on developing novel therapeutics to treat complement-mediated diseases, the Company has validated its Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc (“Merck”).

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

Since inception, the Company has generated an accumulated deficit of $207.2 million as of March 31, 2019 and has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. As of March 31, 2019, we had cash and cash equivalents of $191.6 million, which is expected to fund operating expenses and capital expenditure requirements through at least the first quarter of 2021.

Principles of Consolidation

The Company’s condensed consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest, including Cosmix, Ra Europe Limited, and Ra Pharmaceuticals Security Corporation. Intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year condensed consolidated balance sheet to conform to the current year presentation. These reclassifications have no impact on the Company’s net loss or cash flows.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes to the significant accounting policies during the period ended March 31, 2019, except as described below.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application. The prior period is presented in accordance with the previous guidance in ASC 840, Leases.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases for classes of all underlying assets and allocate all of the contract consideration to the lease component only.

Newly Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”, (“ASU 2016-02”), which superseded the lease accounting requirements in ASC 840, Leases and created a new ASC 842, Leases. ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance.

ASU 2016-02 became effective on January 1, 2019, requiring the use of a modified retrospective transition approach applied at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company adopted this new standard on January 1, 2019 using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance in ASC 840, Leases.

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off of its balance sheet. The initial adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $5.3 million and $3.0 million, respectively, on the Company’s balance sheet. The $2.3 million difference between the account balances relates to the write-off of the previously existing ASC 840 balances, which was primarily driven by the tenant improvements allowance. The adoption of the standard did not have a material effect on the statements of operations or statement of cash flows.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards is fixed at the grant date. The Company adopted this new standard on January 1, 2019. The adoption of ASU 2018-07 did not have a significant impact on its financial statements.

2.              Supplemental Balance Sheet Information

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer equipment and software	$60	$53
Furniture, fixtures and office equipment	390	390
Laboratory equipment	6,197	6,149
Construction in progress	147	—
Leasehold improvements	3,744	3,755
	10,538	10,347
Accumulated depreciation	(5,523)	(5,182)
Property and equipment, net	$5,015	$5,165

Depreciation expense was $0.4 million for each of the three month periods ended March 31, 2019 and 2018, respectively.

Restricted cash

The Company is contingently liable under an unused letter of credit with a bank, related to the Company’s facility lease. As a result, as of March 31, 2019 and December 31, 2018, the Company had restricted cash securing the letters of credit. The cash will be restricted until the termination or modification of the lease arrangement.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Payroll and employee-related costs	$1,586	$3,309
Research and development costs	3,176	2,491
Other	560	677
Total	$5,322	$6,477

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

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. During the three months ended March 31, 2019, there were no transfers between levels.

The fair value of the cash equivalents was determined through quoted prices provided by third-party pricing services.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$192,050	$—	$—	$192,050
Total assets	$192,050	$—	$—	$192,050

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$210,404	$—	$—	$210,404
Total assets	$210,404	$—	$—	$210,404

4.              Leases

We lease certain office space, laboratory space, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company does not recognize right-of-use assets or lease liabilities for leases determined to have a term of 12 months or less. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases for classes of all underlying assets and allocate all of the contract consideration to the lease component only.

In September 2015, the Company entered into an operating lease for laboratory and office space at its headquarters in Cambridge, Massachusetts. The lease expires in April 2023 and contains various clauses for renewal at the Company’s option and certain rent escalation clauses. The Company is also obligated to pay operating costs, including property taxes, insurance, maintenance and other operating expenses. In connection with the lease, the Company was provided tenant improvements allowance totaling approximately $2.7 million by the landlord as reimbursement for capital improvements to the facility.

As of March 31, 2019, the Company’s balance sheet included operating lease liabilities and right-of-use assets of $5.1 million and $2.9 million, respectively. The difference between the account balances relates to the write-off of the previously existing ASC 840 balances, which was primarily driven by the tenant improvements allowance. Lease related financial information is summarized below (in thousands):

Operating leases	March 31, 2019
Operating lease cost	$230
Short-term lease cost	10
Variable lease cost	230
Total operating lease costs	$470

Other information	March 31, 2019
Operating cash flows used for operating leases	$344
Weighted average remaining lease term in years	4.2
Weighted average discount rate	8%

Year Ended December 31,	Maturity of Lease Liabilities
2019 (remaining nine months)	$1,059
2020	1,442
2021	1,483
2022	1,524
2023	513
Total lease payments	6,021
Less: imputed interest	(913)
Total operating lease liabilities	$5,108

The above table excludes approximately $0.1 million of legally binding future lease payments for leases signed but not yet commenced as of March 31, 2019.

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future minimum commitments due under operating lease agreements as of December 31, 2018 were as follows (in thousands):

Year Ended December 31,	Minimum Lease Payments
2019	$1,403
2020	1,442
2021	1,483
2022	1,524
2023	513
Total operating lease liabilities	$6,365

5.              Stock-Based Compensation

The Company has stock-based compensation plans under which employees, directors and non-employees may be granted stock-based awards such as stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock units, performance-based awards or dividend equivalent rights.

The following table provides stock-based compensation by the financial statement line item in which it is reflected (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$1,658	$1,031
General and administrative	1,232	915
Total	$2,890	$1,946

During the three months ended March 31, 2019, the Company issued 1.5 million stock options with a per share weighted-average grant date fair value of $14.38. During the three months ended March 31, 2019, the maximum number of common shares to be issued upon vesting of RSUs granted is 87,000 shares.

During the three months ended March 31, 2019, 23,038 shares were net settled with an aggregate value of $0.5 million in satisfaction of tax withholdings. No such net settlement occurred during the three months ended March 31, 2018.

6.              Net Loss Per Share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three months ended March 31, 2019 and 2018 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents were excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	As of March 31,
	2019	2018
Stock options	5,411	4,004
Restricted stock units	213	291
Total	5,624	4,295

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Important factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by our subsequent filings with the SEC.

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

We are developing our lead product candidate, zilucoplan, a potent, synthetic macrocyclic peptide C5 inhibitor, formulated for convenient, self-administered, subcutaneous, or SC, injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis, or gMG, and other tissue-based, complement-mediated disorders with high unmet medical need.

Myasthenia gravis, or MG, is a rare, complement-mediated, autoimmune disease that causes weakness in the skeletal muscles. Patients with MG present with muscle weakness that characteristically becomes increasingly severe with repeated use and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb, and respiratory muscles. This is often described as the generalized, or severe, form of the disease. We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In August 2018, we announced the early completion of enrollment of 44 patients in our Phase 2 trial in gMG, surpassing our original enrollment target of 36 patients. In November 2018, we announced completion of dosing of all patients, and we reported positive top-line data in December 2018. Based on feedback provided by the U.S. Food and Drug Administration, or FDA, in April 2019, we announced our plans to initiate a single, pivotal, Phase 3, randomized, double-blind, placebo-controlled trial of zilucoplan in patients with gMG. We expect to initiate the global Phase 3 clinical trial in the second half of 2019. In May 2019, we presented results from the open-label, long-term extension study, in which clinically meaningful improvements in primary and secondary endpoints were sustained in patients treated with zilucoplan at 24 weeks.

With alignment reached on a single, 12-week, pivotal Phase 3 trial, Ra Pharma has decided to prioritize gMG as the lead indication for zilucoplan as part of its goal to build a leading complement-focused neurology franchise. Leveraging the unique properties of a small peptide C5 inhibitor, the Company plans to expand development into other tissue-based, complement-mediated disorders with high unmet medical need. This effort includes the initiation of a Phase 2 study in an undisclosed neuromuscular indication in the second half of 2019. As a result, the Company has decided to postpone further clinical development of zilucoplan in paroxysmal nocturnal hemoglobinuria, or PNH. Dosing will continue in the Company’s long-term extension of the Phase 2 PNH program.

In December 2018, Ra Pharma completed dosing in a Phase 1 ethno-bridging study in healthy subjects of Japanese and non-Japanese descent, enrolling 16 subjects in a multi-dose cohort and 20 subjects in a single-dose cohort. In May 2019, Ra Pharma reported positive results from the study. The pharmacokinetic, or PK, and pharmacodynamic, or PD, profile of zilucoplan was consistent and similar across both groups, supporting development of zilucoplan for the Japanese market.

We have a life cycle management plan with an extended-release program for zilucoplan and an oral, small molecule C5 inhibitor, as well as inhibitors of other complement factors for certain renal, autoimmune, and central nervous system, or CNS, diseases.

In April 2019, we presented pre-clinical data for the poly (D, L-lactic-co-glycolic acid), or PLGA, extended release, or XR, formulation of zilucoplan, in which rapid and sustained pharmacodynamic inhibition of complement C5 was achieved with once-weekly subcutaneous dosing in non-human primates, supporting once weekly or less frequent dosing. We anticipate the XR program entering human clinical studies in the first half of 2020.

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

Financial Update

Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting pre-clinical studies of our product candidates and a clinical trial of our lead product candidate, zilucoplan. To date, we have not generated any product revenue and have financed our operations primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of March 31, 2019, we had received an aggregate of $375.3 million in net proceeds from the issuance of equity and debt securities and $20.0 million in payments in connection with our collaboration and license agreement with Merck (“Merck Agreement”). As of March 31, 2019, we had cash and cash equivalents of $191.6 million.

As of March 31, 2019, we had an accumulated deficit of $207.2 million. Our net losses were $19.0 million and $16.5 million for the three months ended March 31, 2019 and 2018, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

•                  continue to advance our lead program, zilucoplan, a self-administered, subcutaneous C5 inhibitor, through clinical development using convenient SC administration in gMG and other tissue-based, complement-mediated disorders with high unmet medical need;

•                  continue our current research programs and development activities;

•                  seek to identify additional research programs and additional product candidates;

•                  initiate pre-clinical testing and clinical trials for any product candidates we identify and develop, maintain, expand and protect our intellectual property portfolio;

•                  hire additional research, clinical, scientific, and commercial personnel; and

•                  incur additional costs associated with operating as a public company, including expanding our operational, financial and management teams.

We believe that our existing cash and cash equivalents as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2021. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our cash and cash equivalents as of March 31, 2019, will be sufficient to enable us to prepare, plan, initiate and obtain top-line data for our Phase 3 clinical trial of zilucoplan in gMG and advance our other pre-clinical pipeline programs. It is also possible that we will not achieve the progress that we expect with respect to zilucoplan because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

We have derived all of our revenue to date from a collaboration and license agreement with Merck (“the Merck Agreement), which we entered into in April 2013. Under the Merck Agreement, we used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck. As of March 31, 2019, we recorded $20.0 million in revenue in connection with our Merck Agreement. No payments were received from Merck during the three months ended March 31, 2019. We are also entitled to receive future aggregate milestone payments of up to $59.0 million and low-to-mid single digit percentage royalties on any future sales under the Merck Agreement. For additional information about the Merck Agreement, see Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

•                  expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and independent contractors that conduct research and development, pre-clinical and clinical activities on our behalf;

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

The following table sets forth our research and development expenses related to our product candidate pipeline:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Zilucoplan	$6,635	$6,603
Other pipeline programs	567	823
Allocated costs	7,202	7,426
Unallocated costs	8,080	5,986
Total	$15,282	$13,412

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future pre-clinical studies, clinical trials, pharmaceutical development, and chemical, manufacturing and controls or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs, and timing of pre-clinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.  We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, and each of which is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, is the most critical to aid in fully understanding and evaluating our reported financial results: (1) revenue recognition, (2) research and development expenses, and (3) stock-based compensation.

Results of Operations

Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$15,282	$13,412	$1,870	13.9%
General and administrative	4,807	3,312	1,495	45.1%
Total operating expenses	20,089	16,724	3,365	20.1%
Loss from operations	(20,089)	(16,724)	(3,365)	20.1%
Other income, net	1,050	226	824	364.6%
Net loss	$(19,039)	$(16,498)	$(2,541)	15.4%

Research and Development Expenses

Research and development expenses increased by $1.9 million to $15.3 million for the three months ended March 31, 2019, from $13.4 million for the three months ended March 31, 2018. This increase was attributable to: a $0.7 million increase in compensation, benefits and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased research and development activities; a $0.6 million increase in non-cash stock-based compensation; a $0.4 million increase in consulting and professional fees; and a $0.4 million increase in other expenses primarily relating to database licenses; partially offset by a $0.2 million decrease in CRO and CMO expenses for our non-clinical studies and clinical trials, primarily relating to our zilucoplan program.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million to $4.8 million for the three months ended March 31, 2019, from $3.3 million for the three months ended March 31, 2018. This increase was attributable to: a $0.7 million increase in compensation, benefits, non-cash stock-based compensation and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased activities; a $0.4 million increase in consulting and professional fees related to pre-commercialization activities; a $0.2 million increase in legal, audit and insurance costs; and a $0.2 million increase in other expenses primarily relating to patent costs.

Other Income, Net

Other income, net increased by $0.8 million to $1.0 million in other income, net during the three months ended March 31, 2019, from $0.2 million in other income, net for the three months ended March 31, 2018. This increase was due primarily to a $0.8 million increase in interest income.

Net Loss

Net loss increased by approximately $2.5 million to $19.0 million for the three months ended March 31, 2019, from $16.5 million for the three months ended March 31, 2018. The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above, partially offset by the increase in interest income discussed above.

Liquidity and Capital Resources

Overview

We have funded our operations from inception through March 31, 2019 primarily through the public offerings and the private placement of our securities and revenue from our collaboration with Merck. As of March 31, 2019, we had received an aggregate of $375.3 million in net proceeds from the issuance of equity and debt securities and $20.0 million in payments in connection with our collaboration and license agreement with Merck. As of March 31, 2019, we had cash and cash equivalents of $191.6 million.

Cash Flows

The following table provides information regarding our cash flows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,022)	$(15,517)
Investing activities	(195)	(29)
Financing activities	42	54,287
Net increase (decrease) in cash	$(18,175)	$38,741

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

Net cash used in operating activities was $18.0 million for the three months ended March 31, 2019 compared to $15.5 million for the three months ended March 31, 2018. The increase in net cash used in operations was attributable primarily to: a $2.5 million increase in our net loss as a result of higher operating expenses, primarily in connection with our pre-clinical studies and clinical trials related to our zilucoplan program and other research and development pipeline programs; a net decrease in operating liabilities; partially offset by a net decrease in operating assets and higher non-cash expenses, including stock-based compensation and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2019 compared to less than $0.1 million for the three months ended March 31, 2018. The increase in cash used in investing activities was due primarily to an increase in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2019 compared to $54.3 million for the three months ended March 31, 2018. The decrease in cash provided by financing activities was due primarily to the $54.5 million in proceeds raised in the comparative period from the February 2018 follow-on offering; partially offset by the payment of issuance costs of $0.2 million.

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

We believe that our existing cash and cash equivalents as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2021. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of zilucoplan and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments during the three months ended March 31, 2019 from those included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Recent Accounting Pronouncements

For a discussion of recently adopted or issued accounting pronouncements please refer to Note 1, “Nature of Business and Basis of Presentation” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, we had cash and cash equivalents of $191.6 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2019, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended March 31, 2019 had a significant impact on our results of operations or financial condition.

Item 4. Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

(b)                                 Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                 Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, we fully applied the net proceeds from our IPO.

No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on October 26, 2016.

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

Dated: May 9, 2019

RA PHARMACEUTICALS, INC.

By:	/s/ Douglas A. Treco
Douglas A. Treco, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Lubner
David C. Lubner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)