Form 10-Q
period 2019-06-30
Ra Pharmaceuticals, Inc.
filed 2019-08-07
CIK 1481512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2019 was 47,014,618.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions and comparable terminology intended to identify forward -looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, expectations regarding the sufficiency of our cash and cash equivalents; our anticipated capital requirements and uses of cash; safety, efficacy and regulatory and clinical progress of our product candidates, including zilucoplan; trial design, timeline and enrollment of our ongoing and planned clinical programs; timing of the release of clinical trial data; and our collaboration with Merck & Co., Inc., including without limitation potential milestone payments thereunder. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to:

•                                          the initiation, timing, progress and results of our research and development programs, including a Phase 3 clinical program evaluating zilucoplan for the treatment of generalized myasthenia gravis and a Phase 2 trial of zilucoplan for the treatment of immune-mediated necrotizing myopathy, and future pre-clinical and clinical studies;

•                                          the risk that topline data from our Phase 2 clinical programs in generalized myasthenia gravis may not be indicative of results from future trials;

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

PART I: FINANCIAL INFORMATION

Item 1.                          Financial Statements

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$173,603	$209,822
Prepaid expenses and other current assets	6,051	2,585
Total current assets	179,654	212,407
Property and equipment, net	4,775	5,165
Operating lease right-of-use assets, net	2,734	—
Restricted cash	1,334	1,334
Other assets	741	314
Total assets	$189,238	$219,220
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,498	$3,245
Accrued expenses	6,173	6,477
Operating lease liabilities	1,073	—
Deferred rent	—	479
Total current liabilities	11,744	10,201
Operating lease liabilities, net of current portion	3,784	—
Deferred rent, net of current portion	—	1,880
Deferred tax liabilities	21	21
Total liabilities	15,549	12,102
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 42,373 and 42,072 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	42	42
Additional paid-in capital	402,740	395,233
Accumulated deficit	(229,093)	(188,157)
Total stockholders’ equity	173,689	207,118
Total liabilities and stockholders’ equity	$189,238	$219,220

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$17,914	$12,305	$33,196	$25,717
General and administrative	4,933	3,821	9,740	7,133
Total operating expenses	22,847	16,126	42,936	32,850
Loss from operations	(22,847)	(16,126)	(42,936)	(32,850)
Other income, net	950	380	2,000	606
Net loss	$(21,897)	$(15,746)	$(40,936)	$(32,244)

Net loss per common share — basic and diluted	$(0.52)	$(0.49)	$(0.97)	$(1.08)
Weighted average number of common shares outstanding — basic and diluted	42,294	32,307	42,235	29,789

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount
January 1, 2019	42,072	$42	$395,233	$(188,157)	$207,118
Exercise of common stock options	118	—	769	—	769
Stock-based compensation	—	—	2,890	—	2,890
Shares issued upon vesting of restricted stock and under the employee purchase plan, net of tax withholdings	64	—	(484)	—	(484)
Net loss	—	—	—	(19,039)	(19,039)
March 31, 2019	42,254	42	398,408	(207,196)	191,254
Exercise of common stock options	96	—	748	—	748
Stock-based compensation	—	—	3,445	—	3,445
Shares issued upon vesting of restricted stock and under the employee purchase plan, net of tax withholdings	23	—	139	—	139
Net loss	—	—	—	(21,897)	(21,897)
June 30, 2019	42,373	$42	$402,740	$(229,093)	$173,689

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Amount	Amount	Amount

January 1, 2018	22,626	$23	$192,375	$(123,214)	$69,184
Issuance of common stock from public offerings, net of underwriter discounts and issuance costs	9,660	9	54,034	—	54,043
Stock-based compensation	—	—	1,946	—	1,946
Net loss	—	—	—	(16,498)	(16,498)
March 31, 2018	32,286	32	248,355	(139,712)	108,675
Exercise of common stock options	50	—	179	—	179
Stock-based compensation	—	—	1,812	—	1,812
Net loss	—	—	—	(15,746)	(15,746)
June 30, 2018	32,336	$32	$250,346	$(155,458)	$94,920

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(40,936)	$(32,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,063	772
Stock-based compensation	6,335	3,758
Other, net	49	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,466)	(534)
Accounts payable and accrued expenses	1,056	(693)
Operating lease liabilities	(490)	—
Other, net	—	(102)
Net cash used in operating activities	(36,389)	(29,043)
Cash flows from investing activities
Purchase of property and equipment	(416)	(558)
Net cash used in investing activities	(416)	(558)
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts	—	54,482
Payment of common stock offering costs	(586)	(371)
Payments related to restricted stock units vesting	(583)	—
Proceeds from exercises of stock options and ESPP shares	1,755	179
Other, net	—	(13)
Net cash provided by financing activities	586	54,277

Net increase (decrease) in cash, cash equivalents and restricted cash	(36,219)	24,676
Cash, cash equivalents and restricted cash, beginning of period	211,156	71,715
Cash, cash equivalents and restricted cash, end of period	$174,937	$96,391

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, end of period	$174,937	$96,391
Less restricted cash	(1,334)	(1,334)
Cash and cash equivalents, end of period	$173,603	$95,057

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

Description of Business

The Company is a clinical-stage biopharmaceutical company using its proprietary peptide chemistry platform to create novel therapeutics to treat life-threatening diseases that are caused by excessive or uncontrolled activation of the complement system, an essential component of the body’s innate immune system. The Company’s lead product candidate, zilucoplan, is being developed as a convenient self-administered subcutaneous (‘‘SC’’) injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis (‘‘gMG’’), immune-mediated necrotizing myopathy (“IMNM”),  and other complement-mediated disorders. Additionally, the Company is pursuing discovery and pre-clinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of neurologic, renal, and inflammatory diseases. In addition to the Company’s focus on developing novel therapeutics to treat complement-mediated diseases, the Company has validated its Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc (“Merck”).

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

Since inception, the Company has generated an accumulated deficit of $229.1 million as of June 30, 2019 and has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. As of June 30, 2019, the Company had cash and cash equivalents of $173.6 million, which, in addition to the net proceeds of $140.2 million from the follow-on public offering closed in July 2019, is expected to fund operating expenses and capital expenditure requirements through at least the end of 2021.

Public Offerings

In July 2019, the Company completed a follow-on public offering of 4,600,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 600,000 shares, at $32.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes to the significant accounting policies during the period ended June 30, 2019, except as described below.

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

2.              Supplemental Balance Sheet Information

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer equipment and software	$60	$53
Furniture, fixtures and office equipment	390	390
Laboratory equipment	6,399	6,149
Construction in progress	91	—
Leasehold improvements	3,744	3,755
	10,684	10,347
Accumulated depreciation	(5,909)	(5,182)
Property and equipment, net	$4,775	$5,165

Depreciation expense was $0.4 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

Restricted cash

The Company is contingently liable under an unused letter of credit with a bank, related to the Company’s facility lease. As a result, as of June 30, 2019 and December 31, 2018, the Company had restricted cash securing the letters of credit. The cash will be restricted until the termination or modification of the lease arrangement.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Payroll and employee-related costs	$2,236	$3,309
Research and development costs	3,509	2,491
Other	428	677
Total	$6,173	$6,477

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

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. During the three and six months ended June 30, 2019, there were no transfers between levels.

The fair value of the cash equivalents was determined through quoted prices provided by third-party pricing services.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$173,498	$—	$—	$173,498
Total assets	$173,498	$—	$—	$173,498

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$210,404	$—	$—	$210,404
Total assets	$210,404	$—	$—	$210,404

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

As of June 30, 2019, the Company’s balance sheet included operating lease liabilities and right-of-use assets of $4.9 million and $2.7 million, respectively. The difference between the account balances relates to the write-off of the previously existing ASC 840 balances, which was primarily driven by the tenant improvements allowance. Lease related financial information is summarized below (in thousands):

Operating leases	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$229	$459
Short-term lease cost	35	45
Variable lease cost	229	459
Total operating lease costs	$493	$963

Other information	June 30, 2019
Operating cash flows used for operating leases	$695
Weighted average remaining lease term in years	3.9
Weighted average discount rate	8.0%

Year Ended December 31,	Maturity of Lease Liabilities
2019 (remaining six months)	$708
2020	1,442
2021	1,483
2022	1,524
2023	513
Total lease payments	5,670
Less: imputed interest	(813)
Total operating lease liabilities	$4,857

Future minimum commitments due under operating lease agreements as of December 31, 2018 were as follows (in thousands):

Year Ended December 31,	Minimum Lease Payments
2019	$1,403
2020	1,442
2021	1,483
2022	1,524
2023	513
Total operating lease liabilities	$6,365

5.              Stock-Based Compensation

The Company has stock-based compensation plans under which employees, directors and non-employees may be granted stock-based awards such as stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock units, performance-based awards or dividend equivalent rights.

The following table provides stock-based compensation by the financial statement line item in which it is reflected (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,912	$826	$3,559	$1,857
General and administrative	1,533	986	2,776	1,901
Total	$3,445	$1,812	$6,335	$3,758

During the six months ended June 30, 2019, the Company issued 1.7 million stock options with a per share weighted-average grant date fair value of $14.34. During the six months ended June 30, 2019, 102,329 restricted stock units vested.

During the three and six months ended June 30, 2019, 4,506 and 27,544 shares were net settled with an aggregate value of $0.1 million and $0.6 million in satisfaction of tax withholdings. No such net settlement occurred during the six months ended June 30, 2018.

6.              Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended June 30, 2019 and 2018 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents were excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	As of June 30,
	2019	2018
Stock options	5,494	3,965
Restricted stock units	198	318
Total	5,692	4,283

7.              Subsequent Events

On July 15, 2019, the Company entered into a license agreement (the “Agreement”) for a proprietary drug delivery technology. In connection with entering into the Agreement, the Company paid a non-refundable and non-creditable upfront payment of $2.0 million, and the Company may be required to pay up to an aggregate of $14.5 million in development milestones and other license payments, up to $55.0 million in sales milestone payments, and tiered single-digit royalties on net sales of products utilizing the licensed technology. The term of the Agreement continues until the expiration of the applicable royalty term on a country-by-country and product-by-product basis.

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

We are developing our lead product candidate, zilucoplan, a potent, synthetic macrocyclic peptide C5 inhibitor, formulated for convenient self-administered subcutaneous injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis, or gMG, immune-mediated necrotizing myopathy, or IMNM, and other tissue-based, complement-mediated disorders with high unmet medical need.

Myasthenia gravis, or MG, is a rare, complement-mediated, autoimmune disease that causes weakness in the skeletal muscles. Patients with MG present with muscle weakness that characteristically becomes increasingly severe with repeated use and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb, and respiratory muscles. This is often described as the generalized, or severe, form of the disease. We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In August 2018, we announced the early completion of enrollment of 44 patients in our Phase 2 trial in gMG, surpassing our original enrollment target of 36 patients. In November 2018, we announced completion of dosing of all patients, and we reported positive top-line data in December 2018. In May 2019, we presented results from the open-label, long-term extension study, in which statistically significant and clinically meaningful improvements in primary and secondary endpoints were sustained in patients treated with zilucoplan at 24 weeks. In April 2019, we announced the successful completion of End-of-Phase 2 interactions with the U.S. Food and Drug Administration, or FDA, for its Phase 3 clinical trial of zilucoplan in gMG. Based on FDA feedback and advice provided by the European Medicines Agency, or EMA, in the second quarter of 2019, we plan to initiate a single, pivotal, 12-week, Phase 3, randomized, double-blind, placebo-controlled trial evaluating the efficacy of zilucoplan in patients with gMG in the second half of 2019.

IMNM is an autoimmune myopathy characterized by skeletal muscle necrosis, severe proximal limb weakness, and elevated creatine kinase, or CK, levels. IMNM is categorized into two subtypes defined by the presence of distinct autoantibodies against 3-hydroxy-3-methylglutaryl-coenzyme A reductase, or signal recognition particle. In IMNM, these autoantibodies drive complement-mediated necrosis of muscle fibers, resulting in severe, progressive, and debilitating proximal muscle weakness. IMNM affects more than 15,000 patients in the United States, European Union, and Japan. There are currently no approved therapies for the treatment of IMNM. In June 2019, we announced the FDA’s clearance of our Investigational New Drug, or IND, application for zilucoplan for the treatment of IMNM. We expect to initiate a Phase 2 clinical trial evaluating zilucoplan for the treatment of IMNM in the second half of 2019.

We have a life-cycle management plan with an extended release, or XR, program for zilucoplan and an oral, small molecule C5 inhibitor, as well as inhibitors of other complement factors for certain renal, autoimmune, and central nervous system, or CNS, diseases. Our XR program includes two formulations: the poly(D,L-lactic-co-glycolic acid), or PLGA, XR formulation of zilucoplan and the FluidCrystal®, or FC, XR formulation of zilucoplan.

In April 2019, we presented pre-clinical data for the PLGA XR formulation of zilucoplan, in which rapid and sustained pharmacodynamic inhibition of complement C5 was achieved with once-weekly subcutaneous dosing in non-human primates. We believe these data support the possibility of once weekly or less frequent dosing for zilucoplan.

In July 2019, we entered into an exclusive worldwide license agreement for the use of Camurus AB’s proprietary FC technology to develop, manufacture, and commercialize a long-acting formulation of zilucoplan. In July 2019, we reported pre-clinical data for the FC XR formulation of zilucoplan, in which non-human primates receiving a single dose of the FC XR formulation of zilucoplan rapidly achieved and maintained target levels of complement inhibition for at least seven days without the need for intravenous loading. We anticipate the XR program entering human clinical studies in the first half of 2020.

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

Financial Update

Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting pre-clinical studies of our product candidates and a clinical trial of our lead product candidate, zilucoplan. To date, we have not generated any product revenue and have financed our operations primarily through public offerings and the private placement of our securities and revenue from our collaboration with Merck. As of June 30, 2019, we had received an aggregate of $375.3 million in net proceeds from the issuance of equity and debt securities and $20.0 million in payments in connection with our collaboration and license agreement with Merck, or the Merck Agreement.

In July 2019, we completed a follow-on public offering of 4,600,000 shares of our common stock, including the full exercise of the underwriters’ over-allotment option to purchase an additional 600,000 shares, at $32.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

As of June 30, 2019, we had an accumulated deficit of $229.1 million. Our net losses were $40.9 million and $32.2 million for the six months ended June 30, 2019 and 2018, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

•                  continue to advance our lead program, zilucoplan, a self-administered, subcutaneous C5 inhibitor, through clinical development using convenient SC administration in gMG, IMNM, and other tissue-based, complement-mediated disorders with high unmet medical need;

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

•                  incur additional costs associated with operating as a public company, including expanding our operational, financial and management teams; and

•                  incur additional costs associated with commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities.

As of June 30, 2019, we had cash and cash equivalents of $173.6 million, which, in addition to the net proceeds of $140.2 million from the follow-on offering closed in July 2019, is expected to fund operating expenses and capital expenditure requirements through at least the end of 2021. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our cash and cash equivalents as of June 30, 2019, including our net proceeds from the July 2019 follow-on offering, will be sufficient to enable us to fund pre-commercialization activities for zilucoplan and the XR formulations of zilucoplan, and the clinical development of our pipeline programs. It is also possible that we will not achieve the progress that we expect with respect to zilucoplan because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

We have derived all of our revenue to date from a collaboration and license agreement with Merck, which we entered into in April 2013. Under the Merck Agreement, we used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck. As of June 30, 2019, we recorded $20.0 million in revenue in connection with our Merck Agreement. No payments were received from Merck during the three and six months ended June 30, 2019. We are also entitled to receive future aggregate milestone payments of up to $59.0 million and low-to-mid single digit percentage royalties on any future sales under the Merck Agreement. For additional information about the Merck Agreement, see Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table sets forth our research and development expenses related to our product candidate pipeline:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Zilucoplan	$7,517	$5,224	$14,152	$11,827
Other pipeline programs	1,978	1,299	2,545	2,122
Allocated costs	9,495	6,523	16,697	13,949
Unallocated costs	8,419	5,782	16,499	11,768
Total	$17,914	$12,305	$33,196	$25,717

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,914	$12,305	$5,609	45.6%
General and administrative	4,933	3,821	1,112	29.1%
Total operating expenses	22,847	16,126	6,721	41.7%
Loss from operations	(22,847)	(16,126)	(6,721)	41.7%
Other income, net	950	380	570	150.0%
Net loss	$(21,897)	$(15,746)	$(6,151)	39.1%

Research and Development Expenses

Research and development expenses increased by $5.6 million to $17.9 million for the three months ended June 30, 2019, from $12.3 million for the three months ended June 30, 2018. This increase was attributable to: a $3.0 million increase in CRO and CMO expenses for our zilucoplan development program; a $1.9 million increase in compensation, benefits, non-cash stock-based compensation and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased research and development activities; a $0.3 million increase in consulting and professional fees; and a $0.4 million net increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million to $4.9 million for the three months ended June 30, 2019, from $3.8 million for the three months ended June 30, 2018. This increase was attributable to: a $0.7 million increase in compensation, benefits, non-cash stock-based compensation and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased activities; a $0.2 million increase in consulting and professional fees related to pre-commercialization activities; a $0.3 million net increase in other expenses primarily relating to patent costs; partially offset by a $0.1 million decrease in legal, audit and insurance costs.

Other Income, Net

Other income, net increased by $0.6 million to $1.0 million in other income, net during the three months ended June 30, 2019, from $0.4 million in other income, net for the three months ended June 30, 2018. This increase was due primarily to a $0.6 million increase in interest income.

Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$33,196	$25,717	$7,479	29.1%
General and administrative	9,740	7,133	2,607	36.5%
Total operating expenses	42,936	32,850	10,086	30.7%
Loss from operations	(42,936)	(32,850	(10,086)	30.7%
Other income, net	2,000	606	1,394	230.0%
Net loss	$(40,936)	$(32,244	$(8,692)	27.0%

Research and Development Expenses

Research and development expenses increased by $7.5 million to $33.2 million for the six months ended June 30, 2019, from $25.7 million for the six months ended June 30, 2018. This increase was attributable to: a $2.8 million increase in CRO and CMO expenses for our zilucoplan development program; a $3.2 million increase in compensation, benefits, non-cash stock-based compensation and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased research and development activities; a $0.7 million increase in consulting and professional fees; a $0.2 million increase in laboratory supplies and reagent expenses; and a $0.6 million net increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million to $9.7 million for the six months ended June 30, 2019, from $7.1 million for the six months ended June 30, 2018. This increase was attributable to: a $1.4 million increase in compensation, benefits, non-cash stock-based compensation and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased activities; a $0.5 million increase in consulting and professional fees related to pre-commercialization activities; a $0.3 million increase in legal, audit and insurance costs; a $0.2 million increase to patent costs; and a $0.2 million net increase in other expenses.

Other Income (Expense), Net

Other income (expense), net increased by $1.4 million to $2.0 million in other income, net during the six months ended June 30, 2019, from $0.6 million in other income, net for the six months ended June 30, 2018. This increase was due primarily related to an increase in interest income.

Liquidity and Capital Resources

Overview

We have funded our operations from inception through June 30, 2019 primarily through the public offerings and the private placement of our securities and revenue from our collaboration with Merck. As of June 30, 2019, we had received an aggregate of $375.3 million in net proceeds from the issuance of equity and debt securities and $20.0 million in payments in connection with our collaboration and license agreement with Merck. As of June 30, 2019, we had cash and cash equivalents of $173.6 million.

In July 2019, we completed a follow-on public offering of 4,600,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 600,000 shares, at $32.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

Cash Flows

The following table provides information regarding our cash flows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,389)	$(29,043)
Investing activities	(416)	(558)
Financing activities	586	54,277
Net increase (decrease) in cash	$(36,219)	$24,676

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

Net cash used in operating activities was $36.4 million for the six months ended June 30, 2019 compared to $29.0 million for the six months ended June 30, 2018. The increase in net cash used in operations was attributable to: a $8.7 million increase in our net loss as a result of higher operating expenses, primarily in connection with our zilucoplan development program and other research and development pipeline programs; a net decrease in operating liabilities; partially offset by a net decrease in operating assets and higher non-cash expenses, including stock-based compensation and depreciation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2019 compared to approximately $0.6 million for the six months ended June 30, 2018. The decrease in cash used in investing activities was due primarily to a decrease in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $0.6 million for the six months ended June 30, 2019 compared to $54.3 million for the six months ended June 30, 2018. The decrease in cash provided by financing activities was due primarily to the $54.5 million in proceeds raised in the comparative period from the February 2018 follow-on offering and $0.6 million in payments related to restricted stock units vesting; partially offset by an increase of $1.6 million in proceeds from exercises of stock option and purchases of shares under our Employee Stock Purchase Plan.

Funding Requirements

We expect our expenses to increase in connection with our ongoing development activities, particularly as we advance the Phase 3 clinical program for zilucoplan, continue clinical trials of zilucoplan in additional indications, advance the development of our pipeline programs, initiate new research and development efforts and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to establishing sales, marketing, distribution and other commercial infrastructure to commercialize such products. Furthermore, we anticipate increased costs associated with being and operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2019, we had cash and cash equivalents of $173.6 million, which, in addition to the net proceeds of $140.2 million from our follow-on public offering closed in July 2019, is expected to fund operating expenses and capital expenditure requirements through at least the end of 2021. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of zilucoplan and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Recent Accounting Pronouncements

For a discussion of recently adopted or issued accounting pronouncements please refer to Note 1, “Nature of Business and Basis of Presentation” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash and cash equivalents of $173.6 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2019, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended June 30, 2019 had a significant impact on our results of operations or financial condition.

Item 4. Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

(b)                                 Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                 Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, and/or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Item 6.                          Exhibits

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37926) filed November 29, 2016).

3.2

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37926) filed November 29, 2016).

10.1

Open Market Sales AgreementSM, dated as of May 9, 2019, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37926) filed May 9, 2019).

10.2	*#	Non-Employee Director Compensation Policy, effective April 1, 2019.

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**

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

Dated: August 7, 2019

RA PHARMACEUTICALS, INC.

By:	/s/ Douglas A. Treco
Douglas A. Treco, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Lubner
David C. Lubner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)