Form 10-Q
period 2019-09-30
Ra Pharmaceuticals, Inc.
filed 2019-11-07
CIK 1481512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

87 CambridgePark Drive
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

The number of shares outstanding of the registrant’s common stock as of October 31, 2019 was 47,143,469.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions and comparable terminology intended to identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the structure, timing and completion of the proposed acquisition of the Company by UCB S.A (“UCB”); any anticipated effects of the announcement, pendency or completion of the proposed acquisition on the value of our stock; our or UCB’s ability to obtain any required regulatory approvals in connection with the proposed acquisition; expenses related to the proposed acquisition by UCB and any potential future costs; expectations regarding the sufficiency of our cash and cash equivalents; our anticipated capital requirements and uses of cash; safety, efficacy and regulatory and clinical progress of our product candidates, including zilucoplan; trial design, timeline and enrollment of our ongoing and planned clinical programs; timing of the release of clinical trial data; and our collaboration agreement with Merck & Co., Inc. and our license agreement with Camurus AB, including without limitation potential milestone payments thereunder. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to:

•                                          the risk that the proposed acquisition by UCB may not be consummated at all or in the anticipated timeframe;

•                                          failure to consummate the proposed acquisition by UCB could negatively impact our business, financial condition, results of operations or our stock price;

•                                          the initiation, timing, progress and results of our research and development programs, including a Phase 3 clinical program evaluating zilucoplan for the treatment of generalized myasthenia gravis and a Phase 2 trial of zilucoplan for the treatment of immune-mediated necrotizing myopathy, and future pre-clinical and clinical studies;

•                                          the risk that topline data from our Phase 3 and Phase 2 clinical programs may not be indicative of results from future trials;

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

•                                          our ability to maintain our existing or establish future collaborations and/or licenses;

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

PART I: FINANCIAL INFORMATION

Item 1.                          Financial Statements (Unaudited)

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$292,602	$209,822
Prepaid expenses and other current assets	7,578	2,585
Total current assets	300,180	212,407
Property and equipment, net	4,524	5,165
Operating lease right-of-use assets, net	2,600	—
Restricted cash	1,334	1,334
Other assets	300	314
Total assets	$308,938	$219,220
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$327	$3,245
Accrued expenses	10,352	6,477
Operating lease liabilities	987	—
Deferred rent	—	479
Total current liabilities	11,666	10,201
Operating lease liabilities, net of current portion	3,494	—
Deferred rent, net of current portion	—	1,880
Deferred tax liabilities	21	21
Total liabilities	15,181	12,102
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 47,096 and 42,072 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	47	42
Additional paid-in capital	547,778	395,233
Accumulated deficit	(254,068)	(188,157)
Total stockholders’ equity	293,757	207,118
Total liabilities and stockholders’ equity	$308,938	$219,220

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$3,000	$—	$3,000	$—
Operating expenses:
Research and development	(23,244)	(13,375)	(56,439)	$(39,092)
General and administrative	(5,972)	(3,504)	(15,712)	(10,637)
Total operating expenses	(29,216)	(16,879)	(72,151)	(49,729)
Loss from operations	(26,216)	(16,879)	(69,151)	(49,729)
Other income, net	1,241	375	3,240	981
Net loss	$(24,975)	$(16,504)	$(65,911)	$(48,748)

Net loss per common share — basic and diluted	$(0.55)	$(0.51)	$(1.52)	$(1.60)
Weighted average number of common shares outstanding — basic and diluted	45,766	32,349	43,418	30,652

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In		Total Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
January 1, 2019	42,072	$42	$395,233	$(188,157)	$207,118
Exercise of common stock options	118	—	769	—	769
Stock-based compensation	—	—	2,890	—	2,890
Shares issued upon vesting of restricted stock and under the employee purchase plan, net of tax withholdings	64	—	(484)	—	(484)
Net loss	—	—	—	(19,039)	(19,039)
March 31, 2019	42,254	42	398,408	(207,196)	191,254
Exercise of common stock options	96	—	748	—	748
Stock-based compensation	—	—	3,445	—	3,445
Shares issued upon vesting of restricted stock and under the employee purchase plan, net of tax withholdings	23	—	139	—	139
Net loss	—	—	—	(21,897)	(21,897)
June 30, 2019	42,373	42	402,740	(229,093)	173,689
Issuance of common stock from public offerings, net of underwriter discounts and issuance costs	4,600	5	140,228	—	140,233
Exercise of common stock options	123	—	997	—	997
Stock-based compensation	—	—	3,813	—	3,813
Net loss	—	—	—	(24,975)	(24,975)
September 30, 2019	47,096	$47	$547,778	$(254,068)	$293,757

	Common Stock		Additional Paid-In		Total Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
January 1, 2018	22,626	$23	$192,375	$(123,214)	$69,184
Issuance of common stock from public offerings, net of underwriter discounts and issuance costs	9,660	9	54,034	—	54,043
Stock-based compensation	—	—	1,946	—	1,946
Net loss	—	—	—	(16,498)	(16,498)
March 31, 2018	32,286	32	248,355	(139,712)	108,675
Exercise of common stock options	50	—	179	—	179
Stock-based compensation	—	—	1,812	—	1,812
Net loss	—	—	—	(15,746)	(15,746)
June 30, 2018	32,336	32	250,346	(155,458)	94,920
Exercise of common stock options	52	—	248	—	248
Stock-based compensation	—	—	1,794	—	1,794
Net loss	—	—	—	(16,504)	(16,504)
September 30, 2018	32,388	$32	$252,388	$(171,962)	$80,458

See Notes to Unaudited Condensed Consolidated Financial Statements.

RA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(65,911)	$(48,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,606	1,186
Stock-based compensation	10,148	5,553
Other, net	74	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,959)	110
Accounts payable and accrued expenses	1,158	(757)
Operating lease liabilities	(866)	—
Other, net	—	(216)
Net cash used in operating activities	(58,750)	(42,872)
Cash flows from investing activities
Purchase of property and equipment	(629)	(915)
Net cash used in investing activities	(629)	(915)
Cash flows from financing activities
Proceeds from common stock offering, net of underwriter discounts	140,530	54,482
Payment of common stock offering costs	(540)	(371)
Payments related to restricted stock units vesting	(583)	—
Proceeds from exercises of stock options and ESPP shares	2,752	426
Other, net	—	(72)
Net cash provided by financing activities	142,159	54,465

Net increase in cash, cash equivalents and restricted cash	82,780	10,678
Cash, cash equivalents and restricted cash, beginning of period	211,156	71,715
Cash, cash equivalents and restricted cash, end of period	$293,936	$82,393

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash, end of period	$293,936	$82,393
Less restricted cash	(1,334)	(1,334)
Cash and cash equivalents, end of period	$292,602	$81,059

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

Description of Business

The Company is a clinical-stage biopharmaceutical company using its proprietary peptide chemistry platform to create novel therapeutics to treat life-threatening diseases that are caused by excessive or uncontrolled activation of the complement system, an essential component of the body’s innate immune system. The Company’s lead product candidate, zilucoplan, is being developed as a convenient self-administered subcutaneous (‘‘SC’’) injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis (‘‘gMG’’), immune-mediated necrotizing myopathy (“IMNM”), amyotrophic lateral sclerosis (“ALS”), and other tissue-based complement-mediated disorders with high unmet medical need. Additionally, the Company is pursuing discovery and pre-clinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of neurologic, renal, and inflammatory diseases. In addition to the Company’s focus on developing novel therapeutics to treat complement-mediated diseases, the Company has validated its Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc (“Merck”).

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

Since inception, the Company has generated an accumulated deficit of $254.1 million as of September 30, 2019 and has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. As of September 30, 2019, the Company had cash and cash equivalents of $292.6 million, which is expected to fund operating expenses and capital expenditure requirements through at least the end of 2021.

Proposed Acquisition by UCB

On October 9, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UCB S.A (“UCB”). See Note 2, “Merger Agreement” for a description of the transactions contemplated by the Merger Agreement.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the significant accounting policies during the period ended September 30, 2019, except as described below.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application. The prior period is presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

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

Research and Development Expenses

The Company expenses research and development costs to operations when incurred in accordance with ASC, Topic 730, Research and Development. The Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed.

Research and development expenses comprise costs incurred in performing research and development activities, including salaries, benefits and other employee-related expenses, share-based compensation expense, laboratory supplies and other direct expenses, facilities cost, overhead costs, license agreement fees with no alternative future use, third-party contract costs relating to pre-clinical studies and clinical trial activities and related contract manufacturing expenses, and other outside costs.

Newly Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), which superseded the lease accounting requirements in ASC 840 and established ASC 842. ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards is fixed at the grant date. The Company adopted this new standard on January 1, 2019. The adoption of ASU 2018-07 did not have a significant impact on its financial statements.

2.    Merger Agreement

On October 9, 2019, the Company entered into the Merger Agreement with UCB. The Merger Agreement provides for the merger of a wholly owned subsidiary of UCB (the “Merger Sub”) with and into the Company (the “Acquisition”), with the Company surviving the merger as a wholly owned subsidiary of UCB. At the effective time of the Acquisition (the “Effective Time”), each share of common stock of the Company outstanding immediately prior to the Effective Time (other than shares (i) owned by the Company and its subsidiaries, UCB or Merger Sub or (ii) held by stockholders who are entitled to, but did not vote in favor of the Acquisition (or consent thereto in writing) and are entitled to demand and properly demand appraisal of such shares pursuant to Delaware law) will be automatically converted into the right to receive $48.00 in cash per share, without interest (the “Merger Consideration”). The total transaction value, net of the Company’s cash, is approximately $2.1 billion.

The closing of the Acquisition is subject to the adoption of the Merger Agreement by the affirmative vote of a majority of the outstanding shares of common stock of the Company entitled to vote thereon.  The closing of the Acquisition is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of all other required antitrust approvals, the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications), compliance with the covenants and agreements in the Merger Agreement in all material respects and the absence of any continuing material adverse effect on the Company.  The Acquisition is not subject to any financing condition.

The Company has made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by UCB as a result of an adverse change in the recommendation of the Company’s board of directors and termination of the Merger Agreement by the Company to enter into an agreement in respect of a competing acquisition proposal, the Company may be required to pay UCB a termination fee of $75.0 million in cash.

3.              Supplemental Balance Sheet Information

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer equipment and software	$63	$53
Furniture, fixtures and office equipment	390	390
Laboratory equipment	6,619	6,149
Leasehold improvements	3,753	3,755
	10,825	10,347
Accumulated depreciation	(6,301)	(5,182)
Property and equipment, net	$4,524	$5,165

Depreciation expense was $0.4 million for each of the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Restricted cash

The Company is contingently liable under an unused letter of credit with a bank, related to the Company’s facility lease. As a result, as of September 30, 2019 and December 31, 2018, the Company had restricted cash securing the letters of credit. The cash will be restricted until the termination or modification of the lease arrangement.

Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Payroll and employee-related costs	$3,228	$3,309
Research and development costs	5,941	2,491
Other	1,183	677
Total	$10,352	$6,477

4.              Fair Value Measurements

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

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. During the three and nine months ended September 30, 2019, there were no transfers between levels.

The fair value of the cash equivalents was determined through quoted prices provided by third-party pricing services.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$294,570	$—	$—	$294,570
Total assets	$294,570	$—	$—	$294,570

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents — Money market funds	$210,404	$—	$—	$210,404
Total assets	$210,404	$—	$—	$210,404

5.              Leases

The Company leases certain office space, laboratory space, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company does not recognize right-of-use assets or lease liabilities for leases determined to have a term of 12 months or less. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases for classes of all underlying assets and allocate all of the contract consideration to the lease component only.

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

In September 2019, the Company entered into an operating sub-lease for additional office space in Cambridge, Massachusetts. The sub-lease is expected to commence on December 1, 2019 and expires in June 2022. The Company is obligated to pay an upfront security deposit in the amount of $82 thousand. Total minimum future lease payments for the lease of $1.3 million have not commenced as of September 30, 2019, as the Company does not yet control the underlying asset, and are not included in the unaudited condensed consolidated financial statements. Beginning January 1, 2021, the Company will become obligated to pay additional operating costs and property taxes for any increases to any amount above the previous base year amount.

As of September 30, 2019, the Company’s balance sheet included operating lease liabilities and right-of-use assets of $4.5 million and $2.6 million, respectively. The difference between the account balances relates to the write-off of the previously existing ASC 840 balances, which was primarily driven by the tenant improvements allowance. Lease related financial information is summarized below (in thousands):

Operating leases	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$230	$689
Short-term lease cost	37	81
Variable lease cost	230	687
Total operating lease costs	$497	$1,457

Other information	September 30, 2019
Operating cash flows used for operating leases	$1,167
Weighted average remaining lease term in years	3.58
Weighted average discount rate	8.0%

Year Ended December 31,	Maturity of Lease Liabilities
2019 (remaining three months)	$236
2020	1,442
2021	1,483
2022	1,524
2023	513
Total lease payments	5,198
Less: imputed interest	(717)
Total operating lease liabilities	$4,481

Future minimum commitments due under operating lease agreements as of December 31, 2018 were as follows (in thousands):

Year Ended December 31,	Minimum Lease Payments
2019	$1,403
2020	1,442
2021	1,483
2022	1,524
2023	513
Total operating lease liabilities	$6,365

6.    Commitments and Contingencies

License Agreements

In July 2019, the Company entered into an exclusive worldwide license agreement with Camurus AB (“Camurus”) that allows for the use of Camurus’ proprietary FluidCrystal® (FC) drug-delivery technology to develop, manufacture, and commercialize a long-acting formulation of zilucoplan, and up to three additional compounds, for the treatment of multiple complement-mediated disorders. Due to the early stage of the assets licensed, the Company recorded expense for the upfront payment of $2.0 million during the third quarter 2019. As of September 30, 2019, the Company could be required to pay up to $14.5 million in additional development milestones and other license payments, up to $55 million in sales milestones, and tiered single digit royalty payments on commercial sales under the agreement with Camurus.

7.    Revenue Recognition

In April 2013, the Company entered into a multi-target collaboration and license agreement with Merck to use its proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement program targets nominated by Merck and provide specific research and development services. Under the contract, the Company granted Merck licenses under certain of its intellectual property rights to manufacture, develop, and commercialize compounds and products directed to selected program targets.

At the signing of the Merck Agreement, Merck paid an upfront nonrefundable, technology license fee of $4.5 million. In addition, the Merck Agreement provides for reimbursement of research and development services provided by the Company and includes low to mid-single digit percentage royalties on future sales, if any, and milestone payments that could total up to $65.0 million; including pre-clinical and clinical milestones of $20.0 million, $9.0 million of which have been received to date; regulatory milestones of $19.0 million; and commercial milestones of $26.0 million.

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

At execution and the end of each reporting period, the transaction price allocated to the single performance obligation included the $4.5 million technology license fee received and the payments for research and development services expected to be received by the Company. At execution, none of the pre-clinical, clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the receipt of the milestones is outside the control of the Company and contingent upon success of future pre-clinical and clinical studies and Merck’s efforts. The $0.5 million, $3.0 million, and $2.5 million pre-clinical milestone payments received to date were added to the transaction price in the fourth quarter of 2013, the second quarter of 2016, and the fourth quarter of 2018, respectively, when they were considered probable of being reached. At the end of each reporting period, the Company continues to assess the probability of achievement of the remaining clinical or regulatory milestones and any related constraint and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments to the transaction price will be recorded as revenue in the period of adjustment.

Any consideration related to the sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Merck and therefore were excluded from the transaction price.

During the three and nine months ended September 30, 2019, the Company recognized $3.0 million in revenue for the achievement of a clinical milestone under the Merck Agreement as it was considered probable of being reached. There was no revenue earned in the comparative three-month period in 2018.

8.              Stock-Based Compensation

The Company has stock-based compensation plans under which employees, directors and consultants may be granted stock-based awards such as stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock units, performance-based awards, or dividend equivalent rights.

The following table provides stock-based compensation by the financial statement line item in which it is reflected (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,109	$980	$5,669	$2,837
General and administrative	1,704	815	4,479	2,716
Total	$3,813	$1,795	$10,148	$5,553

During the nine months ended September 30, 2019, the Company issued 1.9 million stock options with a per share weighted-average grant date fair value of $15.08. During the nine months ended September 30, 2019, 102,239 restricted stock units vested.

During the three and nine months ended September 30, 2019, there were no shares and 27,544 shares, respectively, otherwise issuable upon the settlement of awards surrendered in satisfaction of tax withholdings with an aggregate value of nil and $0.6 million, respectively. No such net settlement occurred during the three and nine months ended September 30, 2018.

9.              Net Loss Per Share

The Company computes basic and diluted net loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2019 and 2018 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents were excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

	As of September 30,
	2019	2018
Stock options	5,526	3,996
Restricted stock units	196	307
Total	5,722	4,303

10.       Subsequent Events

On November 1, 2019, a lawsuit entitled Elaine Wang v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Delaware against the Company and the members of the Company’s board of directors.  On November 5, 2019, a putative class action lawsuit entitled Earl M. Wheby, Jr. v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Delaware against the Company and the members of the Company’s board of directors. The lawsuits allege that the proxy statement filed by the Company on November 1, 2019 with the SEC in connection with the Acquisition omits material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The plaintiffs seek, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages. The Company believes these lawsuits are wholly without merit, and intends to vigorously defend against the claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Important factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by our subsequent filings with the Securities and Exchange Commission, or the SEC.

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

We are developing our lead product candidate, zilucoplan, a potent, synthetic macrocyclic peptide C5 inhibitor, formulated for convenient self-administered subcutaneous injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis, or gMG, immune-mediated necrotizing myopathy, or IMNM, amyotrophic lateral sclerosis, or ALS, and other tissue-based, complement-mediated disorders with high unmet medical need.

MG, is a chronic, complement-mediated, autoimmune disease that causes weakness in the skeletal muscles. Patients with MG present with muscle weakness that characteristically becomes increasingly severe with repeated use and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb, and respiratory muscles. This is often described as the generalized, or severe, form of the disease. In August 2018, we announced the early completion of enrollment of 44 patients in our Phase 2 trial of zilucoplan in gMG, surpassing our original enrollment target of 36 patients. In November 2018, we announced completion of dosing of all patients, and we reported positive top-line data in December 2018. In May 2019, we presented results from the open-label, long-term extension study, in which statistically significant and clinically meaningful improvements in primary and secondary endpoints were sustained in patients treated with zilucoplan at 24 weeks. In September 2019, the FDA granted Orphan Drug Designation to zilucoplan for the treatment of MG. In October 2019, Ra Pharma announced the initiation of dosing in a single, pivotal, randomized, double-blind, placebo-controlled Phase 3 trial evaluating zilucoplan for the treatment of gMG, or the RAISE study. The trial, which incorporates feedback from the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA), and Japan’s Pharmaceuticals and Medical Devices Agency (PMDA), is designed to evaluate the efficacy of a once-daily, subcutaneously (SC) self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the RAISE study are expected in early 2021.

IMNM is an autoimmune myopathy characterized by skeletal muscle necrosis, severe proximal limb weakness, and elevated creatine kinase, or CK, levels. IMNM is categorized into two subtypes defined by the presence of distinct autoantibodies against 3-hydroxy-3-methylglutaryl-coenzyme A reductase, or signal recognition particle. In IMNM, these autoantibodies drive complement-mediated necrosis of muscle fibers, resulting in severe, progressive, and debilitating proximal muscle weakness. In June 2019, we announced the FDA’s clearance of our Investigational New Drug, or IND, application for zilucoplan for the treatment of IMNM. We expect to initiate a Phase 2 clinical trial evaluating zilucoplan for the treatment of IMNM by year-end 2019.

ALS is the most prevalent adult-onset progressive motor neuron disease, causing the progressive degeneration of motor neurons, resulting in progressive muscle weakness and atrophy that can eventually lead to partial or total paralysis. In September 2019, zilucoplan was selected as one of the first clinical candidates to be evaluated in a pioneering platform trial for ALS, led by the Sean M. Healey & AMG Center for ALS at Mass General. The Healey Center has agreed to provide funding for the execution of the platform trial to accelerate the development of effective treatments for patients with ALS.

We have a life-cycle management plan with an extended release, or XR, program for zilucoplan and an oral, small molecule C5 inhibitor, as well as inhibitors of other complement factors for certain renal, autoimmune, and central nervous system, or CNS, diseases. Our XR program includes two formulations: the poly (D,L-lactic-co-glycolic acid), or PLGA, XR formulation of zilucoplan and the FluidCrystal®, or FC, XR formulation of zilucoplan. We anticipate the XR program entering human clinical studies in the first half of 2020.

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

In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc., or Merck. In August 2019, we earned a clinical development milestone from Merck associated with the dosing of the first patient in a Phase 1 clinical trial.

Proposed Acquisition by UCB

On October 9, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with UCB S.A., or UCB, pursuant to which the Company will survive the proposed acquisition as an indirect wholly owned subsidiary of UCB. Under the terms of the Merger Agreement, our stockholders will receive $48.00 in cash for each share of common stock held at closing. The total transaction value, net of our cash, is approximately $2.1 billion. The boards of directors of both companies have unanimously approved the transaction, which remains subject to approval by our stockholders and to obtaining antitrust clearance and other customary closing conditions. The transaction is expected to close by the end of the first quarter of 2020. For additional discussion, please refer to Note 2, “Merger Agreement” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financial Update

Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting pre-clinical studies of our product candidate and clinical trials of our lead product candidate, zilucoplan. To date, we have not generated any product revenue and have financed our operations primarily through public offerings and the private placement of our securities and revenue from our collaboration with Merck. As of September 30, 2019, we had received an aggregate of $515.5 million in net proceeds from the issuance of equity and debt securities and $23.0 million in payments in connection with our collaboration and license agreement with Merck, or the Merck Agreement.

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

As of September 30, 2019, we had an accumulated deficit of $254.1 million. Our net losses were $65.9 million and $48.7 million for the nine months ended September 30, 2019 and 2018, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

•                  continue to advance our lead program, zilucoplan, a self-administered, subcutaneous C5 inhibitor, through clinical development in gMG, IMNM, ALS, and other tissue-based, complement-mediated disorders with high unmet medical need;

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

As of September 30, 2019, we had cash and cash equivalents of $292.6 million, which is expected to fund operating expenses and capital expenditure requirements through at least the end of 2021. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our cash and cash equivalents as of September 30, 2019, will be sufficient to enable us to fund pre-commercialization activities for zilucoplan, the XR formulations of zilucoplan, and the clinical development of our pipeline programs. It is also possible that we will not achieve the progress that we expect with respect to zilucoplan because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

We have derived all of our revenue to date from a collaboration and license agreement with Merck, which we entered into in April 2013. Under the Merck Agreement, we used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck. As of September 30, 2019, we recorded $23.0 million in revenue in connection with our Merck Agreement. We received a $3.0 million clinical development milestone payment for the dosing of the first patient in a Phase 1 clinical trial from Merck during the three and nine months ended September 30, 2019. We are also entitled to receive future aggregate milestone payments of up to $56.0 million and low-to-mid single digit percentage royalties on any future sales under the Merck Agreement. For additional information about the Merck Agreement, see Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

•                  license agreement fees with no alternative future use;

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

The following table sets forth our research and development expenses related to our product candidate pipeline:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Zilucoplan	$10,600	$5,450	$24,752	$17,277
Other pipeline programs	1,700	2,045	4,245	4,167
Allocated costs	12,300	7,495	28,997	21,444
Unallocated costs	10,944	5,880	27,442	17,648
Total	$23,244	$13,375	$56,439	$39,092

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Revenue	$3,000	$—	$3,000	100.0%
Operating expenses:
Research and development	(23,244)	(13,375)	(9,869)	73.8%
General and administrative	(5,972)	(3,504)	(2,468)	70.4%
Total operating expenses	(29,216)	(16,879)	(12,337)	73.1%
Loss from operations	(26,216)	(16,879)	(9,337)	55.3%
Other income, net	1,241	375	866	230.9%
Net loss	$(24,975)	$(16,504)	$(8,471)	51.3%

Revenue

The $3.0 million increase in revenue for the three months ended September 30, 2019 is related to the achievement of a clinical development milestone earned under our collaboration agreement with Merck. There was no revenue earned in the comparative three-month period in 2018.

Research and Development Expenses

Research and development expenses increased by approximately $9.8 million to $23.2 million for the three months ended September 30, 2019, from $13.4 million for the three months ended September 30, 2018. This increase was attributable to: a $4.8 million increase in CRO and CMO expenses for our zilucoplan development program; a $2.2 million increase in compensation, benefits, non-cash stock-based compensation and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased research and development activities; a $2.0 million increase in licensing fees related to an upfront payment in connection with the Camurus FluidCrystal® (FC) drug-delivery technology license agreement; a $0.4 million increase in consulting and professional fees; and a $0.4 million net increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million to $6.0 million for the three months ended September 30, 2019, from $3.5 million for the three months ended September 30, 2018. This increase was attributable to: a $1.2 million increase in compensation, benefits, non-cash stock-based compensation and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased activities; a $0.4 million increase in consulting and professional fees related to pre-commercialization activities; a $0.4 million increase in legal, audit and insurance costs; and a $0.5 million net increase in other expenses primarily relating to patent costs.

Other Income, Net

Other income, net increased by approximately $0.8 million to $1.2 million in other income, net during the three months ended September 30, 2019, from $0.4 million in other income, net for the three months ended September 30, 2018. This increase was due primarily to an increase in interest income.

Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Revenue	$3,000	$—	$3,000	100.0%
Operating expenses:
Research and development	(56,439)	(39,092)	(17,347)	44.4%
General and administrative	(15,712)	(10,637)	(5,075)	47.7%
Total operating expenses	(72,151)	(49,729)	(22,422)	45.1%
Loss from operations	(69,151)	(49,729)	(19,422)	39.1%
Other income, net	3,240	981	2,259	230.3%
Net loss	$(65,911)	$(48,748)	$(17,163)	35.2%

Revenue

The $3.0 million increase in revenue for the nine months ended September 30, 2019 is related to the achievement of a clinical development milestone earned under our collaboration agreement with Merck. There was no revenue earned in the comparative nine-month period in 2018.

Research and Development Expenses

Research and development expenses increased by $17.3 million to $56.4 million for the nine months ended September 30, 2019, from $39.1 million for the nine months ended September 30, 2018. This increase was attributable to: a $7.6 million increase in CRO and CMO expenses for our zilucoplan development program; a $5.4 million increase in compensation, benefits, non-cash stock-based compensation and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased research and development activities; a $2.0 million increase in license fees related to an upfront payment for the Camurus agreement; a $1.1 million increase in consulting and professional fees; a $0.4 million increase in laboratory supplies and reagent expenses; and a $0.8 million net increase in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $5.1 million to $15.7 million for the nine months ended September 30, 2019, from $10.6 million for the nine months ended September 30, 2018. This increase was attributable to: a $2.6 million increase in compensation, benefits, non-cash stock-based compensation and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased activities; a $0.8 million increase in consulting and professional fees related to pre-commercialization activities; a $0.7 million increase in legal, audit and insurance costs; a $0.4 million increase to patent costs; and a $0.6 million net increase in other expenses.

Other Income, Net

Other income, net increased by approximately $2.2 million to $3.2 million in other income, net during the nine months ended September 30, 2019, from $1.0 million in other income, net for the nine months ended September 30, 2018. This increase was primarily due to an increase in interest income.

Liquidity and Capital Resources

Overview

We have funded our operations from inception through September 30, 2019 primarily through the public offerings and the private placement of our securities and revenue from our collaboration with Merck. As of September 30, 2019, we had received an aggregate of $515.5 million in net proceeds from the issuance of equity and debt securities and $23.0 million in payments in connection with our collaboration and license agreement with Merck. As of September 30, 2019, we had cash and cash equivalents of $292.6 million.

In July 2019, we completed a follow-on public offering of 4,600,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 600,000 shares, at $32.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

Cash Flows

The following table provides information regarding our cash flows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(58,750)	$(42,872)
Investing activities	(629)	(915)
Financing activities	142,159	54,465
Net increase in cash	$82,780	$10,678

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

Net cash used in operating activities was $58.8 million for the nine months ended September 30, 2019 compared to $42.9 million for the nine months ended September 30, 2018. The increase in net cash used in operations was attributable to: a $17.2 million increase in our net loss as a result of higher operating expenses, primarily in connection with our zilucoplan development program and other research and development pipeline programs; a net increase in operating assets; partially offset by a net increase in operating liabilities and higher non-cash expenses, including stock-based compensation, depreciation and amortization.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2019 compared to approximately $1.0 million for the nine months ended September 30, 2018. The decrease in cash used in investing activities was primarily due to a decrease in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $142.2 million for the nine months ended September 30, 2019 compared to $54.5 million for the nine months ended September 30, 2018. The increase in cash provided by financing activities was due primarily to the $140.5 million in proceeds raised from the July 2019 follow-on offering as compared to the $54.5 million in proceeds raised from the February 2018 follow-on offering in the comparative period; and an increase of $2.3 million in proceeds from exercises of stock option and purchases of shares under our Employee Stock Purchase Plan; partially offset by $0.6 million in payments related to restricted stock units vesting.

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

As of September 30, 2019, we had cash and cash equivalents of $292.6 million, which is expected to fund operating expenses and capital expenditure requirements through at least the end of 2021. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of zilucoplan and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Recent Accounting Pronouncements

For a discussion of recently adopted or issued accounting pronouncements please refer to Note 1, “Nature of Business and Basis of Presentation” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash and cash equivalents of $292.6 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2019, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended September 30, 2019 had a significant impact on our results of operations or financial condition.

Item 4. Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

(b)                                 Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                          Legal Proceedings.

On November 1, 2019, a lawsuit entitled Elaine Wang v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Delaware against us and the members of our board of directors. On November 5, 2019, a putative class action lawsuit entitled Earl M. Wheby, Jr. v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Delaware against us and the members of our board of directors. The lawsuits allege that the proxy statement filed by us on November 1, 2019 with the SEC in connection with the proposed acquisition omits material information with respect to the transactions contemplated by the Merger Agreement with UCB, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The plaintiffs seek, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages. We believe these lawsuits are wholly without merit, and intend to vigorously defend against the claims.

Item 1A.                 Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors below and the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, and/or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to the Proposed Acquisition by UCB

The conditions under the Merger Agreement to UCB’s consummation of the proposed acquisition may not be satisfied at all or in the anticipated timeframe.

On October 9, 2019, we entered into the Merger Agreement with UCB and Merger Sub, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving the proposed acquisition as an indirect wholly owned subsidiary of UCB.

Consummation of the proposed acquisition is subject to approval by our stockholders, receipt of certain regulatory approvals, the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit, restrict or prevent the proposed acquisition, and other conditions specified in the Merger Agreement.  As a result, there can be no assurance that the proposed acquisition will be consummated.  These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on October 10, 2019, and incorporated herein by reference.

The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

Furthermore, we and our board of directors have been named as defendants in a lawsuit brought by a purported holder of our common stock challenging our board of directors’ actions in connection with the proposed acquisition and seeking, among other things, injunctive relief to enjoin the defendants from completing the proposed acquisition on the agreed-upon terms.  See Part II, Item 1, “Legal Proceedings” for more information regarding such lawsuits.  If a settlement or other resolution is not reached in this lawsuit and the plaintiff secures injunctive relief prohibiting, delaying or otherwise adversely affecting our ability to consummate the proposed acquisition, then such injunctive or other relief may prevent the proposed acquisition from becoming effective within the expected timeframe or at all.

The announcement of, or a failure to consummate, the proposed acquisition could negatively impact our business, financial condition, results of operations or our stock price.

                                                Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the proposed acquisition will be satisfied. The Merger Agreement may also be terminated by the Company and/or UCB in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our board of directors determines constitutes a superior proposal upon payment of a termination fee (the “Termination Fee”) to UCB of $75 million. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

•                  If the proposed acquisition is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the proposed acquisition will be consummated;

•                  Certain costs related to the proposed acquisition, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the proposed acquisition is not completed;

•                  Pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the proposed acquisition, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•                  The attention of our management may be directed toward the consummation of the proposed acquisition and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us;

•                  The inability to retain certain key employees who may have sought and obtained different employment in anticipation of the consummation of the proposed acquisition;

•                  Our inability to hire capable employees, given the uncertainty regarding the future of the Company, in order to execute on our continuing business operations;

•                  A failure of the proposed acquisition may result in negative publicity and/or a negative impression of us in the investment community or business community generally; and

•                  Third parties may determine to terminate and/or attempt to renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the proposed acquisition.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to UCB the Termination Fee.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the proposed acquisition. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the proposed acquisition that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and the potential receipt of change in control or other severance payments in connection with the consummation of the proposed acquisition.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Item 6.                          Exhibits

2.1+

Agreement and Plan of Merger, dated as of October 9, 2019, by and among the Registrant, UCB S.A. and Franq Merger Sub, Inc., an indirectly wholly owned subsidiary of UCB S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37926) filed October 10, 2019).

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

10.1*†	License Agreement, dated as of July 15, 2019, by and between the Registrant and Camurus AB.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*            Filed herewith.

**     Furnished herewith.

+            Certain schedules (and similar attachments) to these exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and similar attachments upon request by the SEC.

†            Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2019

RA PHARMACEUTICALS, INC.

By:	/s/ Douglas A. Treco
Douglas A. Treco, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David C. Lubner
David C. Lubner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)