Form 10-K
period 2019-12-31
Ra Pharmaceuticals, Inc.
filed 2020-02-27
CIK 1481512

Use these links to rapidly review the document

PART III
RA PHARMACEUTICALS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

87 CambridgePark Drive
Cambridge, Massachusetts 02140
(Address of Principal Executive Offices) (Zip Code)

(Registrant's Telephone Number, Including Area Code): (617) 401-4060

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	RARX	The Nasdaq Global Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

          If an emerging growth company, indicate by a check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $935.8 million based upon the closing price of the common stock as reported on the Nasdaq Global Market on June 28, 2019, the last business day of the Registrant's most recently completed second fiscal quarter. As of February 18, 2020, there were 47,328,875 shares of the Registrant's common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

Ra Pharmaceuticals, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

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

        Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "anticipate," "project," "target," "design," "estimate," "predict," "potential," "plan" or the negative of these terms, and similar expressions and comparable terminology intended to identify forward -looking statements. The forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding the structure, timing, and completion of the proposed acquisition of the Company by UCB S.A. ("UCB"); any anticipated effects of the announcement, pendency, or completion on the value of our stock; our or UCB's ability to obtain any required regulatory approvals in connection with the proposed acquisition; expenses related to the proposed acquisition by UCB and any potential future costs; expectations regarding the sufficiency of our cash and cash equivalents; our anticipated capital requirements and uses of cash; safety, efficacy, and regulatory and clinical progress of our product candidates, including zilucoplan; trial design, timeline, and enrollment of our ongoing and planned clinical programs; timing of the release of clinical trial data; and our collaboration with Merck & Co., Inc. and our license agreement with Camurus AB, including without limitation potential milestone payments thereunder. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties and other important factors that could cause our actual results, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to:

  •
  the risk that the proposed acquisition by UCB may not be consummated at all or in the anticipated timeframe;

  •
  failure to consummate the proposed acquisition by UCB could negatively impact our business, financial condition, results of operations, or our stock price;

  •
  the initiation, timing, progress, and results of our research and development programs, including a Phase 3 clinical program evaluating zilucoplan for the treatment of generalized myasthenia gravis, a Phase 2 clinical trial evaluating zilucoplan for the treatment of immune-mediated necrotizing myopathy, a platform trial evaluating zilucoplan for the treatment of amyotrophic lateral sclerosis, a Phase 1 clinical trial evaluating an extended release formulation of zilucoplan, and future pre-clinical and clinical studies;

  •
  the risk that top-line data from our Phase 2 clinical program in generalized myasthenia gravis may not be indicative of final study results or results from future trials;

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

  •
  our financial performance;

  •
  developments relating to our competitors and our industry, including the impact of government regulation; and

  •
  other risks and uncertainties, including the important factors listed under Item 1A, "Risk Factors" and elsewhere within this Annual Report on Form 10-K, as supplemented by our subsequent filings with the Securities and Exchange Commission ("SEC").

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a clinical-stage biopharmaceutical company using our proprietary peptide chemistry platform to develop novel therapeutics for the treatment of serious diseases that are caused by excessive or uncontrolled activation of the complement system, a critical component of the immune system. Inappropriate activation of the complement system can quickly turn it from a beneficial defense system to an aggressor that plays a major role in immune and inflammatory diseases. The complement system, which consists of approximately 30 interacting proteins, offers a target-rich opportunity for us to leverage our proprietary peptide chemistry platform, which was pioneered by Nobel Laureate Dr. Jack Szostak, and allows us to inhibit certain uncontrolled complement pathway factors involved in complement-mediated diseases. Known as our Extreme Diversity platform, this proprietary macrocyclic peptide chemistry technology allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules. The relatively small molecular size of a peptide allows for enhanced tissue penetration compared to larger monoclonal antibodies and biologics. We believe this technology will allow us to pursue challenging targets for which only monoclonal antibodies have been developed.

        On October 9, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with UCB S.A., or UCB, pursuant to which the Company will be acquired by UCB and will survive the proposed acquisition as an indirect wholly owned subsidiary of UCB. Under the terms of the Merger Agreement, our stockholders will be entitled to receive $48.00 in cash for each share of common stock held at closing of the acquisition. The total transaction value, net of our cash of approximately $0.4 billion, is approximately $2.1 billion. The boards of directors of both UCB and Ra Pharma have unanimously approved the transaction and the Company's stockholders have voted to approve the transaction. The transaction remains subject to obtaining antitrust clearance and other customary closing conditions. The transaction is expected to close by the end of the first quarter of 2020. For additional discussion, please refer to Note 12, "Acquisition and Related Costs" to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K.

        We are developing our lead product candidate, zilucoplan, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis, or gMG, immune-mediated necrotizing myopathy, or IMNM, amyotrophic lateral sclerosis, or ALS, and other tissue-based complement-mediated disorders. Zilucoplan is a potent, synthetic, macrocyclic peptide inhibitor of complement component 5, or C5, formulated for convenient, self-administered, subcutaneous, or SC, injection, which is an injection into the tissue under the skin. The relatively small size of this peptide allows for distinct advantages compared to larger monoclonal antibodies, including enhanced tissue penetration and an optimized route of administration. Additionally, we have a C5 life cycle management plan with an extended release, or XR, program for zilucoplan and an oral, small molecule C5 inhibitor.

        Myasthenia gravis, or MG, is a chronic, complement-mediated, autoimmune disease that causes weakness in the skeletal muscles. Patients with MG present with muscle weakness that characteristically becomes increasingly severe with repeated use and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb, and respiratory muscles. This is often described as the generalized, or severe, form of the disease. We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In August 2018, we announced the early completion of enrollment of 44 patients in our Phase 2 clinical trial in gMG, surpassing our original enrollment target of 36 patients. We announced completion of dosing of all patients in November 2018 and reported positive top-line data in December 2018. In the Phase 2 clinical trial, zilucoplan achieved clinically meaningful and statistically significant reductions in both the primary and key secondary endpoints for both zilucoplan dose groups tested versus placebo at 12 weeks. In May 2019, we presented results from the open-label, long-term extension study, in which statistically significant and clinically meaningful improvements in primary and secondary endpoints were sustained in patients treated with zilucoplan at 24 weeks. In September 2019, the U.S. Food and Drug Administration, or FDA, granted Orphan Drug Designation to zilucoplan for the treatment of MG. In October 2019, we announced the initiation of dosing in a single, pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating zilucoplan for the treatment of gMG, or the RAISE study. The trial, which incorporates feedback from the FDA, the European Medicines Agency, or EMA, and Japan's Pharmaceuticals and Medical Devices Agency, or PMDA, is designed to evaluate the efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the RAISE study are expected in early 2021.

        IMNM is an autoimmune myopathy characterized by skeletal muscle necrosis, severe proximal limb weakness, and elevated creatine kinase, or CK, levels. IMNM is categorized into two subtypes defined by the presence of distinct autoantibodies against 3-hydroxy-3-methylglutaryl-coenzyme A reductase, or HMGCR, or signal recognition particle, or SRP. In IMNM, these autoantibodies drive complement-mediated necrosis of muscle fibers, resulting in severe, progressive, and debilitating proximal muscle weakness. In December 2019, we announced the initiation of dosing in a randomized, double-blind, placebo-controlled, multi-center, Phase 2 clinical trial evaluating zilucoplan for the treatment of IMNM. The trial is designed to evaluate the safety, tolerability, and efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the Phase 2 clinical trial are expected in the second half of 2020.

        ALS is the most prevalent adult-onset progressive motor neuron disease, causing the progressive degeneration of motor neurons, resulting in progressive muscle weakness and atrophy that can eventually lead to partial or total paralysis. In September 2019, zilucoplan was selected as one of the first clinical candidates to be evaluated in a pioneering platform trial for ALS, led by the Sean M. Healey & AMG Center for ALS at Mass General, which is designed to accelerate the development of effective treatments for patients with ALS. In January 2020, we announced the FDA's clearance of the Investigational New Drug, or IND, application for the HEALEY ALS Platform Trial.

        We have a C5 life cycle management plan with an XR program for zilucoplan and an oral, small molecule C5 inhibitor, as well as inhibitors of other complement factors for certain renal, autoimmune, and central nervous system, or CNS, diseases. Our XR program includes two formulations: the poly (D,L-lactic-co-glycolic acid), or PLGA, XR formulation of zilucoplan and the FluidCrystal®, or FC, XR formulation of zilucoplan. We anticipate the XR program entering human clinical studies in the second half of 2020.

        In April 2019, we presented pre-clinical data for the PLGA XR formulation of zilucoplan, in which rapid and sustained pharmacodynamic inhibition of C5 was achieved with once-weekly SC dosing in non-human primates. We believe these data support the possibility of once weekly or less frequent dosing for zilucoplan.

        In July 2019, we entered into an exclusive worldwide license agreement for the use of Camurus AB's proprietary FC technology to develop, manufacture, and commercialize a long-acting formulation of zilucoplan. In July 2019, we reported pre-clinical data for the FC XR formulation of zilucoplan, in which non-human primates receiving a single dose of the FC XR formulation of zilucoplan rapidly achieved and maintained target levels of complement inhibition for at least seven days without the need for intravenous loading.

        In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity™ platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc., or Merck. In August 2019, we earned a clinical development milestone from Merck associated with the dosing of the first patient in a Phase 1 clinical trial.

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

Program	Indication(1)	Description	Status
C5 Inhibition Franchise	Zilucoplan (gMG)	Potential therapy for complement-mediated, autoimmune disease that causes weakness in the skeletal muscles	Phase 3 RAISE study ongoing
	Zilucoplan (IMNM)	Potential therapy for complement-mediated autoimmune myopathy	Phase 2 clinical trial ongoing
	Zilucoplan (ALS)	Potential therapy for progressive motor neuron disease	IND cleared by U.S. FDA for HEALEY ALS Platform Trial in January 2020
	Zilucoplan (Renal)	Potential therapy for complement-mediated renal disorders	Reported Phase 1b data in September 2018
	Zilucoplan XR	Pre-clinical program	Pre-clinical activities in process
	Oral small molecule C5 inhibitor	Pre-clinical program	Pre-clinical activities in process
Factor D Inhibition	Orphan renal diseases (DDD and C3GN)	Pre-clinical program	Pre-clinical activities in process
Other Complement Inhibitors	Renal/autoimmune/CNS diseases	Pre-clinical program	Discovery activities in process
Partnered Program (Non-Complement Target)	Merck Collaboration—Non-complement cardiovascular target with large market opportunity	Collaboration agreement	Dosing initiated in Phase 1 clinical trial in August 2019

(1)
In the table above, we refer to various indications as follows: gMG: generalized myasthenia gravis; IMNM: immune-mediated necrotizing myopathy; ALS: amyotrophic lateral sclerosis; XR: extended release; DDD: dense deposit disease; C3GN: C3 glomerulonephritis; and CNS: central nervous system.

(2)
For additional information about our collaboration with Merck, see the section titled "Financial Statements and Supplemental Data."

Our Strategy

        Our goal is to transform the lives of patients with serious complement-mediated diseases by combining our expertise in complement with our leadership in macrocyclic peptide technology to deliver innovative and accessible therapies. To achieve this goal, we are executing on the following strategy:

  •
  Advance our lead candidate, zilucoplan, through clinical development for the treatment of complement-mediated diseases, including gMG, IMNM, and ALS.  In December 2018, we reported positive top-line data in our Phase 2 clinical trial evaluating zilucoplan for the treatment of gMG, and in May 2019, we presented results from the open-label, long-term extension study, in which statistically significant and clinically meaningful improvements in primary and secondary endpoints were sustained in patients treated with zilucoplan at 24 weeks. In October 2019, we announced the initiation of dosing in a single, pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating zilucoplan for the treatment of gMG, or the RAISE study. The trial, which incorporates feedback from the FDA, EMA, and Japan's PMDA, is designed to evaluate the efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the RAISE study are expected in early 2021.

    In December 2019, we announced the initiation of dosing in a randomized, double-blind, placebo-controlled, multi-center, Phase 2 clinical trial evaluating zilucoplan for the treatment of IMNM. The trial is designed to evaluate the safety, tolerability, and efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the Phase 2 clinical trial are expected in the second half of 2020.

    In September 2019, zilucoplan was selected as one of the first clinical candidates to be evaluated in a pioneering platform trial for ALS, led by the Sean M. Healey & AMG Center for ALS at Mass General, which is designed to accelerate the development of effective treatments for patients with ALS. In January 2020, we announced the FDA's clearance of the IND application for the HEALEY ALS Platform Trial.

    If developed and approved, we believe, due to its convenient product profile and our anticipated pricing flexibility, zilucoplan has the potential to transform the role of complement inhibition for the treatment of gMG, IMNM, and ALS, and expand patient access. In developing its commercial presentation, we intend to leverage key properties of zilucoplan, including its stability at room temperature and small volume, as well as its low viscosity, resistance to shear forces, and compatibility with fine-gauge needles.

  •
  Efficiently advance clinical development of zilucoplan for other serious complement-mediated diseases.  We intend to leverage our work in gMG, IMNM, and ALS, including the CMC and pre-clinical data packages, to advance zilucoplan for other complement-mediated diseases. We plan to further investigate the potential advantages a small peptide inhibitor of C5 may confer in local, tissue-based, complement-mediated disorders. Additionally, in the second quarter of 2018, we successfully completed dosing of all subjects and, in September 2018, announced positive results from a Phase 1b PK clinical trial in renally-impaired patients, which supports the evaluation of zilucoplan for the treatment of complement-mediated renal disorders without the need for dose adjustment.

  •
  If approved, commercialize zilucoplan globally.  We have worldwide development and commercialization rights to zilucoplan. We intend to pursue the approval and commercialization of zilucoplan for the treatment of complement-mediated disorders globally, including in the U.S., Europe, Japan, and Latin America.

  •
  Pursue clinical development of our pipeline programs targeting additional serious complement-mediated diseases with limited treatment options.  We have a strong life cycle management plan, as we are leveraging our structural knowledge of C5 to develop extended release formulations of zilucoplan, as well as traditional, oral C5 inhibitors for follow-on, next-generation products to zilucoplan and a broader spectrum of diseases of complement dysfunction such as diabetes, autoimmune diseases, and neurodegeneration. Other programs in our complement pipeline include Factor D administered SC for orphan renal diseases, DDD and C3GN, and other complement inhibitors for certain autoimmune and CNS diseases.

  •
  Enhance our leadership position in the field of macrocyclic peptide technology through continued development of our Extreme Diversity™ platform.  We have validated our Extreme Diversity™ platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck. We intend to enhance our proprietary drug discovery capabilities by expanding the chemical diversity of our peptide libraries to identify molecules with more favorable drug-like properties. We are also using our novel macrocyclic peptides to guide the development of next-generation, orally-available small molecule drugs that bind to and inhibit targets in similar ways as the original peptides.

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

Figure 1. Schematic Diagram of the Complement System Cascade.

Our Approach

        There are numerous potential therapeutic targets in the complement cascade, and inhibiting the cascade at different points may be beneficial to treat different conditions depending on the disease biology. Inhibition of C5 cleavage effectively blocks generation of C5a and MAC regardless of the specific pathway involved in complement activation. This approach of inhibiting C5 cleavage is most relevant to diseases with significant MAC deposition resulting in tissue injury, as is the case for gMG. In other conditions, the tissue injury is related to activation of a specific pathway of complement, such as kidney diseases like C3 glomerulopathies, in which tissue injury may be mediated by deposition of complement component 3 following uncontrolled activation of the alternative pathway. In this case, selective inhibition of the alternative pathway by targeting a key enzyme in the alternative pathway, Factor D, may block C3 deposition while preserving the capacity of the classical and lectin pathways of complement to continue to fight infection. The classical pathway is activated when an antibody binds to the surface of a pathogen and recruits a complex of C1q, C1r, and C1s, and we believe that inhibition of C1 may be efficacious for treatment of certain autoimmune and CNS diseases.

        Our pipeline of product candidates was discovered using our Extreme Diversity™ platform, a proprietary macrocyclic peptide chemistry technology pioneered by Nobel Laureate Dr. Jack Szostak. Our platform allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules. This platform allows us to generate highly specific and stable cyclic peptides that are much smaller than monoclonal antibodies and other biologics. Traditional peptides have been difficult to develop into drugs due to their susceptibility to degradation, limiting their circulating half-life, and lack of structural rigidity, limiting their potency and specificity. We have developed our Extreme Diversity™ platform to efficiently discover synthetic macrocyclic peptides that have greater structural rigidity and are less prone to degradation. We believe our synthetic macrocyclic peptides will be deliverable through more convenient routes of administration than monoclonal antibodies due to much greater bioavailability.

        The complement system offers a number of particularly attractive targets where we can apply our platform technology to disrupt protein-protein interactions or produce highly specific enzyme inhibitors. We are developing a portfolio of drug candidates to treat a variety of complement-mediated diseases, with an initial focus on neurologic diseases.

Our Programs

        Our lead product candidate, zilucoplan, is a potent, synthetic, macrocyclic peptide inhibitor of C5 formulated for SC self-administration that we are developing for the treatment of gMG, IMNM, and ALS.

        In December 2018, we reported positive top-line data in our Phase 2 clinical trial evaluating zilucoplan for the treatment of gMG, and in May 2019, we presented results from the open-label, long-term extension study, in which statistically significant and clinically meaningful improvements in primary and secondary endpoints were sustained in patients treated with zilucoplan at 24 weeks. In October 2019, we announced the initiation of dosing in a single, pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating zilucoplan for the treatment of gMG, or the RAISE study. The trial, which incorporates feedback from the FDA, EMA, and Japan's PMDA, is designed to evaluate the efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the RAISE study are expected in early 2021.

        In December 2019, we announced the initiation of dosing in a randomized, double-blind, placebo-controlled, multi-center, Phase 2 clinical trial evaluating zilucoplan for the treatment of IMNM. The trial is designed to evaluate the safety, tolerability, and efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the Phase 2 clinical trial are expected in the second half of 2020.

        In September 2019, zilucoplan was selected as one of the first clinical candidates to be evaluated in a pioneering platform trial for ALS, led by the Sean M. Healey & AMG Center for ALS at Mass General, which is designed to accelerate the development of effective treatments for patients with ALS. In January 2020, we announced the FDA's clearance of the IND application for the HEALEY ALS Platform Trial.

        We have a C5 life cycle management plan with an XR program for zilucoplan and an oral, small molecule C5 inhibitor, as well as inhibitors of other complement factors for certain renal, autoimmune, and central nervous system, or CNS, diseases.

        In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity™ platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck. In August 2019, we earned a clinical development milestone from Merck associated with the dosing of the first patient in a Phase 1 clinical trial.

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

        MG is characterized by the production of autoantibodies that interfere with the normal transmission of electrical signals from nerves to muscles. The most common target of autoantibodies in MG is the acetylcholine receptor, or AChR, which is located at the site at which a motor neuron transmits signals to a skeletal muscle fiber, known as the neuromuscular junction. Binding of anti-AChR autoantibodies to the AChR results in activation of the classical complement cascade and assembly of the MAC. Influx of calcium through the MAC causes local damage to the postsynaptic membrane, local inflammation, diminished response to acetylcholine, and reduced responsiveness of the muscle.

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

Clinical Development Plan

        We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In August 2018, we announced the early completion of enrollment of 44 patients in our Phase 2 clinical trial in gMG, surpassing our original enrollment target of 36 patients. We announced completion of dosing of all patients in November 2018 and reported positive top-line data in December 2018. The Phase 2, multi-center, randomized, double-blind, placebo-controlled trial was designed to evaluate the safety, tolerability, and preliminary efficacy of zilucoplan in patients with gMG, regardless of prior therapies, who had a Myasthenia Gravis Foundation of America, or MGFA, Disease Class of II-IVa at screening, and a Quantitative Myasthenia Gravis, or QMG, score of at least 12 at screening and randomization.

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

        Zilucoplan achieved clinically meaningful and statistically significant reductions in both the primary and key secondary endpoints for both zilucoplan dose groups tested versus placebo at 12 weeks. Zilucoplan dosed at 0.3 mg/kg SC daily achieved a mean reduction from baseline of 6.0 points in the QMG score (placebo-corrected change = –2.8; p=0.05), and a mean reduction from baseline of 3.4 points in the MG-ADL score (placebo-corrected change = –2.3; p=0.04), in each case resulting in a clinically meaningful and statistically significant improvement over placebo.

        In May 2019, we presented results from the open-label, long-term extension study, in which statistically significant and clinically meaningful improvements in primary and secondary endpoints were sustained in patients treated with zilucoplan at 24 weeks.

        Treatment with zilucoplan had a favourable safety and tolerability profile in the study, consistent with previously-completed Phase 1 and Phase 2 studies. The majority of adverse events, or AEs, reported were mild and were not considered by the investigators to be related to study drug. There were no serious AEs observed related to treatment with zilucoplan.

        In September 2019, the FDA granted Orphan Drug Designation to zilucoplan for the treatment of MG.

        In October 2019, we announced the initiation of dosing in a single, pivotal, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating zilucoplan for the treatment of gMG, or the RAISE study. The trial, which incorporates feedback from the FDA, EMA, and Japan's PMDA, is designed to evaluate the efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg zilucoplan versus placebo. Top-line results from the RAISE study are expected in early 2021.

Zilucoplan for Immune-Mediated Necrotizing Myopathy

Background

        IMNM is an autoimmune myopathy characterized by skeletal muscle necrosis, which can lead to severe proximal muscle weakness, especially in the lower limbs, markedly elevated serum CK, muscle atrophy and fatty replacement, dysphagia, weakness in the neck, and myalgia.

        IMNM is categorized into two subtypes defined by the presence of distinct autoantibodies against HMGCR or SRP. In IMNM, these autoantibodies activate complement, resulting in necrosis of muscle fibers. In IMNM, muscle fiber necrosis may be secondary to an antibody-dependent complement attack. Muscle biopsies from patients with IMNM demonstrate strong C5b-9 MAC deposition as compared with other inflammatory myopathies.

        In an experimental study in mice, muscle weakness can be induced with sera from patients with IMNM. In this study, the pathogenicity of the patient serum has been shown to be dependent on the presence of complement, as phenotypic rescue of IMNM-induced muscle weakness has been observed in complement-deficient mice.

        IMNM affects an estimated 21 per 1 million people, with a prevalence of more than 15,000 patients in the United States, European Union, and Japan.

Current Therapies and Their Limitations

        The current treatment paradigm for IMNM is non-specific, and there are currently no approved therapies for the treatment of IMNM. First-line therapy is treatment with orally-or intravenously-administered high-dose corticosteroids. Patients often progress to additional immunosuppressive therapies, most typically methotrexate, azathioprine, and mycophenolate mofetil. Rituximab and IVIG are frequently considered as well. In patients with anti-SRP myopathy, rituximab is generally considered before IVIG, while in patients with anti-HMGCR myopathy, IVIG is generally considered before rituximab. Despite intense immunosuppression, approximately 52-66% of patients show disease progression and incomplete recovery at two years, suggesting a need for a targeted therapy for IMNM.

Potential Benefits of Our Approach

        We believe that inhibiting terminal complement activity with our C5 inhibitor zilucoplan may prevent complement-mediated muscle necrosis, thereby potentially preventing muscle weakness. We believe zilucoplan, an investigational SC self-administered C5 inhibitor, has the potential to be the first targeted therapy for the treatment of IMNM.

Clinical Development Plan

        In December 2019, we announced the initiation of dosing in a randomized, double-blind, placebo-controlled, multi-center, Phase 2 clinical trial evaluating zilucoplan for the treatment of IMNM. The trial is designed to evaluate the safety, tolerability, and efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the Phase 2 clinical trial are expected in the second half of 2020.

Zilucoplan for Amyotrophic Lateral Sclerosis

Background

        ALS is a condition of severe, progressive neuromuscular deterioration that leads to paralysis of voluntary muscles and eventual death. Patients experience persistent weakness, painful muscle cramps, or spasticity in their limbs. As the disease progresses, it becomes difficult to swallow and breath without assistance.

        ALS affects approximately 50-70 per 1 million people, with an incidence rate of approximately 20 per 1 million people, and has a prevalence of approximately 50,000 people in the U.S., Europe, and Japan.

Current Treatments and Their Limitations

        ALS is currently treated by two approved products, riluzole (Rilutek) and edaravone (Radicava). Riluzole has been demonstrated to improve life expectancy by only three to six months. Edaravone, an IV infusion, has been shown to reduce the decline in daily functioning, though the effect on lifespan is unknown.

Potential Benefits of Our Approach

        Substantial pre-clinical evidence supports the role for central and peripheral complement activation and membrane attack complex deposition in ALS. In animal models, targeting complement delayed disease progression and extended survival. In the motor neurons of transgenic SOD1G93A mice and post-mortem tissue from ALS donors, the C5a receptor, or C5aR1, was upregulated. Additionally, knock-out C5aR1 or pharmacologic inhibition of C5aR1 prolonged survival in animal models. We believe zilucoplan, a SC self-administered C5 inhibitor, has the potential to inhibit complement-mediated damage and disease progression in ALS.

Clinical Development Plan

        In September 2019, zilucoplan was selected as one of the first clinical candidates to be evaluated in a pioneering platform trial for ALS, led by the Sean M. Healey & AMG Center for ALS at Mass General, which is designed to accelerate the development of effective treatments for patients with ALS. In January 2020, we announced the FDA's clearance of the IND application for the HEALEY ALS Platform Trial.

Zilucoplan in Renal Disorders

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

Our Discovery Programs

Zilucoplan XR

        Our XR program for zilucoplan includes two formulations: the poly (D,L-lactic-co-glycolic acid), or PLGA, XR formulation of zilucoplan and the FluidCrystal®, or FC, XR formulation of zilucoplan. We anticipate the XR program entering human clinical studies in the second half of 2020.

        In April 2019, we presented pre-clinical data for the PLGA XR formulation of zilucoplan, in which rapid and sustained pharmacodynamic inhibition of C5 was achieved with once-weekly subcutaneous dosing in non-human primates. We believe these data support the possibility of once weekly or less frequent dosing for zilucoplan.

        In July 2019, we entered into an exclusive worldwide license agreement for the use of Camurus AB's proprietary FC technology to develop, manufacture, and commercialize a long-acting formulation of zilucoplan. In July 2019, we reported pre-clinical data for the FC XR formulation of zilucoplan, in which non-human primates receiving a single dose of the FC XR formulation of zilucoplan rapidly achieved and maintained target levels of complement inhibition for at least seven days without the need for intravenous loading.

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

Our Extreme Diversity™ Platform

        Known as our Extreme Diversity™ platform, our proprietary macrocyclic peptide chemistry technology allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules.

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

Figure 6. A Diagram Illustrating Our Extreme Diversity™ Platform.

        Zilucoplan and our pipeline of peptide product candidates were discovered using our Extreme Diversity™ platform, our proprietary technology that allows us to rapidly and efficiently discover cyclic peptides comprised of natural and non-natural amino acids, with the advantages set forth below.

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

  •
  Improved tissue penetration.  The relatively small molecular size of a peptide allows for enhanced tissue penetration compared to larger monoclonal antibodies and biologics, supporting the potential for therapeutic utility in tissue-based indications.

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

        We protect our intellectual property rights related to the Extreme Diversity™ program through a combination of licensed patents, trade secrets, and know-how. For more information, see the section titled "Intellectual Property."

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

        At the signing of the Merck Agreement, Merck made an upfront, nonrefundable, technology license fee of $4.5 million. In addition, the Merck Agreement provides for reimbursement of research and development services provided by us and includes milestone payments that could total up to $65.0 million, $9.0 million of which have been received as of December 31, 2019.

        We are entitled to receive future aggregate milestone payments of up to $56.0 million for the non-complement cardiovascular target selected, consisting of remaining clinical milestones of $11.0 million, regulatory milestones of $19.0 million, and commercial milestones of $26.0 million, and low-to-mid single digit percentage royalties on future sales, if any.

Intellectual Property

Overview

        We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including our Extreme DiversityTM platform. This includes seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets and know-how that may be important for the development of our business. This includes aspects of our proprietary technology platform, our continuing technological innovation, and in-licensing opportunities used to develop, maintain, and strengthen our position in the field of peptide, peptidomimetic, and small molecule-based therapeutics. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions where available.

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

Company-Owned Intellectual Property

        We have pending and issued patents covering a variety of compositions and methods related to multiple therapeutic applications. Our lead C5 inhibitor, zilucoplan, is covered by a portfolio that currently includes eleven patent families of U.S. and ex-U.S. patents or patent applications. In addition to compound claims, the zilucoplan portfolio includes claims to formulations, formulation methods, therapeutic uses, and clinical study outcomes. To date, this portfolio includes sixty granted or allowed patent applications, including five issued U.S. patents and two allowed U.S. patent application. Any patents that may grant in this portfolio are generally expected to expire beginning in 2035, subject to possible patent term extensions.

        We also own ten granted patents in another family, including four issued U.S. patents. Along with this family we are prosecuting various patent applications directed to other technologies. The U.S. patents are expected to expire in 2033, and any patents granted on the pending applications are expected to expire beginning in 2033, subject to possible patent term extensions.

        In connection with the Company's prior collaboration with Merck, we have pending applications owned solely by the Company and pending applications owned by the Company and Merck. The pending applications are expected to expire beginning in 2039.

Licensed Intellectual Property

        We have exclusively licensed one patent family directed to an in vitro translation system for incorporating unnatural amino acids from Dr. A. C. Forster. This family, which covers certain rights related to our Extreme Diversity™ platform, includes ten granted patents, including one in the U.S. and nine in foreign jurisdictions, including Australia, Canada, Europe, and Japan. Patents in this family are generally expected to expire in 2022, subject to possible patent term extensions. This license may be terminated if we fail to make payments thereunder, if we commit a material breach of our obligations thereunder, or if we make an assignment for benefit of creditors or have a petition in bankruptcy filed; also, we may terminate the license for any reason upon 30 days' prior written notice. As of the date of this Annual Report on Form 10-K, we have paid an aggregate amount of approximately $295,000 under this license. In connection with the execution of this license, we paid an issue fee of approximately $175,000, and annual maintenance fees are approximately $15,000. In addition, we issued equity in the amount of approximately 8,500 shares of common stock in connection with this license. The license provides for running royalties equal to 0.25% of net sales of licensed products thereunder, payable on a country-by-country and licensed product-by-licensed product basis until the expiration of the last valid claim covering such product in such country.

        We also have a fully paid-up, non-exclusive license to more than 20 U.S. and more than 50 foreign granted patents directed to various display library technologies as a result of our acquisition of Cosmix Verwaltungs GmbH, or Cosmix, which covers other rights related to our Extreme DiversityTM platform. These include patents that have been granted in the U.S., Canada, China, Europe, India, Israel, Japan, Korea, New Zealand, Russia, South Africa, and Taiwan. These patents are generally expected to expire between 2018 and 2022, subject to possible patent term extensions. We paid an aggregate amount of approximately $1.4 million and approximately 123,456 shares of common stock in connection with the Cosmix acquisition that includes this fully paid-up license, though no breakdown of amounts specifically attributable to this license is available.

Trademark Protection

        We have filed for and obtained trademark protection in U.S., Europe, Australia and Canada for the RA PHARMACEUTICALS word mark for goods and services.

        We have filed for and obtained trademark protection in the U.S., Australia and Canada for the RA PHARMA word mark for goods and services.

        We have filed for and obtained trademark protection in the U.S., Europe, Australia and Canada for the RA PHARMA logo mark for goods and services.

        While we have not filed for protection in the U.S. or abroad for our mark, EXTREME DIVERSITYTM, we do use the mark and rely on common law protections for such use for goods and services.

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

        There are a number of currently marketed products and product candidates in pre-clinical research and clinical development by third parties to treat the various diseases that we are targeting. In general, these products and product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include inflammation suppression by agents such as complement inhibitors and corticosteroids, as well as immune modulators, visual cycle modulators, anti-amyloid agents, antioxidants, neuroprotectants, cell and gene therapies, vascular and interstitial tissue remodeling agents, myeloperoxidase inhibitors, nanocatalytic therapeutics, and glutamate blockers.

        If our lead product candidates are approved for the indications for which we are currently undertaking clinical trials, they will compete with the products and product candidates discussed below.

        gMG.    gMG is currently treated with cholinesterase inhibitors and nonspecific immunomodulatory or immunosuppressive agents most of which are not approved for gMG, including prednisone, azathioprine, mycophenolate, cyclophosphamide, cyclosporine, tacrolimus, rituximab, plasma exchange, and IVIG. Eculizumab, marketed by Alexion Pharmaceuticals, is approved for the treatment of refractory gMG in Europe and Japan and gMG in the U.S. Ravulizumab-cwvz, a monoclonal antibody C5 inhibitor, is in clinical development by Alexion. FcRn antagonist product candidates in clinical development include efgartigimod by argenx, rozanolixizumab by UCB, M281 by Momenta, ALXN1830 by Alexion, and RVT-1401 by Immunovant. Lastly, TAK-079 (anti-CD38) by Takeda and inebilizumab (anti-CD19) by Viela are in early development.

        IMNM.    IMNM is currently treated with corticosteroids and nonspecific immunomodulatory or immunosuppressive agents of which none are approved for IMNM, including prednisone, methylprednisolone azathioprine, methotrexate, mycophenolate, rituximab, and IVIG. While multiple products are in development for different forms of myositis, only abatacept, a T-cell modulator, is in clinical development for idiopathic inflammatory myopathies, including autoimmune necrotizing myopathy.

        ALS.    ALS is currently treated by two approved products, including riluzole by Sanofi and edaravone by Mitsubishi Tanabe Pharma America. Products in clinical development include small molecules such as CuATSM by Collaborative, AMX0035 by Amylyx, MN-166 by Medicinova, Masitinib by AB Science, EPI-589 by BioElectron, arimoclomol by Orphazyme, and verdiperstat by Biohaven. Additional biologics in development include NurOwn by Brainstorm, ravulizumab-cwvz by Alexion, RNS60 by Revalesio, pridopidine by Prilenia, IC14 by Implicit, CMN-Au8 by Clene, and Acthar by Mallinckrodt. Products in clinical development targeting SOD1 gene mutation include toferson by Biogen.

Sales and Marketing

        We hold worldwide commercialization rights to all of our complement-mediated product candidates. Subject to the receipt of marketing approval and pricing reimbursement, we intend to pursue the global commercialization of zilucoplan in gMG, IMNM, and ALS in the U.S., Europe, Japan, and Latin America by building focused sales and marketing organizations in each geography. We believe these organizations will be able to address the community of physicians who are key specialists in treating the patient populations for which our product candidates are being developed.

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

Review of an NDA by the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the pre-clinical studies and clinical trials, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under the Prescription Drug User Fee Act, or PDUFA, as amended, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.4 million. PDUFA also imposes an annual prescription drug product program fee for human drugs, currently exceeding $300,000. These fees are typically increased annually. The NDA PDUFA fees may be waived under section 736(a)(1)(F)

of the FD&C Act, whereby a human drug application for a product that has been designated as a drug for a rare disease or condition (referred to as an orphan drug) under section 526 of the FD&C Act is not subject to an application fee.

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

        In July 2017, the FDA granted Orphan Drug Designation for zilucoplan for the treatment of PNH in the U.S. In August 2019, the FDA granted Orphan Drug Designation for zilucoplan for the treatment of MG (Myasthenia Gravis) in the U.S

Patent Term Restoration and Extension

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

Europe/Rest of World Regulation

  •
  In addition to regulations in the U.S., a manufacturer is subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of products, if approved. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the

    E.U., for example, a clinical trial application must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country's requirements, clinical trial development may proceed. To obtain regulatory approval of an investigational drug under E.U. regulatory systems, a manufacturer must submit a marketing authorization application. More concretely, in the EEA (which is currently comprised of the 28 Member States of the E.U. plus Norway, Liechtenstein and Iceland), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

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

  •
  Brexit will result in the UK's national regulatory agency, MHRA, being accountable for review and approval of a Marketing Authorization in the UK.

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

        In Japan, the PMDA (Pharmaceuticals and Medical Devices Agency) is the Japanese regulatory agency responsible for working together with Ministry of Health, Labour and Welfare to protect the public health by assuring safety, efficacy and quality of pharmaceuticals and medical devices. PMDA conducts scientific reviews of marketing authorization application of pharmaceuticals and medical devices, including monitoring of their post-marketing safety. A separate marking application i.e. JNDA is required to be submitted to their regulatory agency to commercialize a product in Japan.

        In Japan, drugs and medical devices can be designated as orphan drugs or medical devices based on the Article 77-2 of the Act on Securing Quality, Efficacy and Safety of Pharmaceuticals, Medical Devices, Regenerative and Cellular Therapy Products, Gene Therapy Products, and Cosmetics Law if they are intended for use in less than 50,000 patients in Japan and for which there is a high medical need. They are designated by the Minister of Health, Labour and Welfare based on the opinion of the Pharmaceutical Affairs and Food Sanitation Council (PAFSC).

        In Japan, the period of JNDA review and exclusivity is determined by Orphan Drug status. Designated orphan drugs and medical devices will be subject to priority review for marketing authorization to ensure that they are supplied to clinical settings at the earliest possible opportunity. Categories of lower user fees are applicable to review for marketing authorization of designated orphan drugs. After orphan drug/medical device designation and approval, the re-examination period (i.e. market exclusivity) for the drugs will be extended up to 10 years for drugs and up to 7 years for medical devices.

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

        The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, any of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,463 and $22,927 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

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

        The Affordable Care Act, or the ACA, imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in significant civil monetary penalties. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices or require the tracking and reporting of gifts, compensation or other remuneration to physicians.

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

Employees

        As of December 31, 2019, we had 89 full-time or part-time employees, including 30 employees with M.D. or Ph.D. degrees. Of these employees, 70 employees are engaged in research and development activities and 19 employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Corporate Information

        We were incorporated in Delaware in June 2008. Our principal executive offices are located at 87 CambridgePark Drive, Cambridge, MA 02140 and our telephone number is 617-401-4060. Our website address is www.rapharma.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission.

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

Risks Related to the Proposed Acquisition by UCB

The conditions under the Merger Agreement to UCB's consummation of the proposed acquisition may not be satisfied at all or in the anticipated timeframe.

        On October 9, 2019, we entered into the Merger Agreement with UCB and Franq Merger Sub, Inc., an indirect wholly owned subsidiary of UCB, or Merger Sub, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving the proposed acquisition as an indirect wholly owned subsidiary of UCB. The proposed acquisition was approved by our stockholders on December 17, 2019.

        Consummation of the proposed acquisition is subject to receipt of certain regulatory approvals, the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit, restrict or prevent the proposed acquisition, and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the proposed acquisition will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on October 10, 2019, and incorporated herein by reference.

        The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

        Furthermore, we and our board of directors have been named as defendants in lawsuits brought by purported holders of our common stock challenging our board of directors' actions in connection with the proposed acquisition and seeking, among other things, injunctive relief to enjoin the defendants from completing the proposed acquisition on the agreed-upon terms. See Part I, Item 3, "Legal Proceedings" for more information regarding such lawsuits. If a settlement or other resolution is not reached in the lawsuits and the plaintiffs secure injunctive relief prohibiting, delaying, or otherwise adversely affecting our ability to consummate the proposed acquisition, then such injunctive or other relief may prevent the proposed acquisition from becoming effective within the expected timeframe or at all.

The announcement of, or a failure to consummate, the proposed acquisition could negatively impact our business, financial condition, results of operations or our stock price.

        Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the proposed acquisition will be satisfied. The Merger Agreement may also be terminated by the

Company and/or UCB in certain specified circumstances. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

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

        We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. We incurred net losses of $102.7 million and $64.9 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $290.8 million. We do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

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

  •
  initiate and continue research, pre-clinical, and clinical development efforts for any future product candidates;

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

  •
  add operational, financial, and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and

  •
  add equipment and physical infrastructure to support our research and development.

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

        Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2019, our cash and cash equivalents were $265.0 million. In July 2019, we raised an additional $140.2 million in net proceeds in an underwritten public offering. Our research and development expenses were $82.6 million and $54.5 million for the years ended December 31, 2019 and 2018, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and pre-clinical development efforts for and seek marketing approval for, our current or future product candidates or any product candidates that we acquire, if any. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, as a public company, we will incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

  •
  our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure; and

  •
  the costs of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights including enforcing and defending intellectual property related claims.

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

        Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings, or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

        We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities, or other equity securities, the ownership interest of our existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock, or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management's ability to oversee the development of our product candidates.

        If we raise additional funds through collaborations or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

        We commenced operations in 2008. Our operations to date have been limited to financing and staffing our company, developing our technology, and conducting pre-clinical research and early-stage clinical trials for our product candidates. We have not yet demonstrated an ability to successfully conduct late-stage clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

        We may encounter unforeseen expenses, difficulties, complications, delays, and other known or unknown factors in achieving our business objectives. We will eventually need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

        The Tax Cuts and Jobs Act of 2017, or the TCJA, has significantly changed the U.S. federal income taxation of U.S. corporations. The TCJA remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, which have lessened or increased certain adverse impacts of the TCJA and may do so in the future. We continue to work with our tax advisors and auditors to determine the full impact that the TCJA will have on us. We urge our investors to consult with their legal and tax advisors with respect to the TCJA.

The United Kingdom's withdrawal from the European Union may have a negative effect on global economic conditions and financial markets, which could materially affect our financial condition and results of operations.

        Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 ("Brexit") and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called "no deal" separation will occur if negotiations are not completed by the end of the transition period. These developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Lack of clarity about future U.K. laws and regulations of medicine as the U.K. determines which E.U. laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights and employment laws, could decrease foreign direct investment in the U.K., increase costs, and could depress economic activity and restrict our access to capital. Additionally, political instability in the E.U. as a result of Brexit may result in a material negative effect on credit markets and foreign direct investments in the E.U. and U.K. This deterioration in economic conditions could result in increased unemployment rates, increased short and long term interest rates, consumer and commercial bankruptcy filings, a decline in the strength of national and local economies, and other results that negatively impact household incomes. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

        Following Brexit, the U.K. will no longer fall under the regulatory jurisdiction of EMA. Additional regulatory filings to the MHRA would be needed in the U.K. to secure approval to market zilucoplan in that country. There are risks that requirements for registration in the U.K. may be different than those established by EMA.

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

We are at a very early stage in our development efforts, our approach is unproven, and we may not be able to successfully develop and commercialize any product candidates.

        Zilucoplan is a novel therapeutic compound and its potential therapeutic benefit is unproven. Our product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess or compare favorably to the approved C5 inhibitor therapy. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for these or any other product candidates in clinical trials or in obtaining marketing approval thereafter. For example, although we have evaluated zilucoplan in pre-clinical studies and have evaluated zilucoplan in early-stage clinical trials and in two Phase 2 clinical trials, we have not yet evaluated zilucoplan in a Phase 3 clinical trial, nor have we obtained regulatory approval to sell any product based on our therapeutic approaches.

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

        If we are unsuccessful in our development efforts, we may not be able to advance the development of our product candidates, commercialize products, raise capital, expand our business, or continue our operations.

Our business depends heavily upon the success of zilucoplan, which is still under development. If we are unable to obtain regulatory approval for or successfully commercialize zilucoplan, our business will be materially harmed.

        We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of our lead product candidate, zilucoplan. Successful continued development and ultimate regulatory approval of zilucoplan for gMG, IMNM, ALS, and, in the future, a range of debilitating autoimmune diseases including complement-mediated renal disorders is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs for zilucoplan in gMG, IMNM, and ALS. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

  •
  we may not have sufficient financial and other resources to initiate or complete the necessary clinical trials for zilucoplan;

  •
  we may not be able to obtain adequate evidence of clinical efficacy and safety for zilucoplan in gMG, IMNM, or ALS;

  •
  we do not know the degree to which zilucoplan will be accepted as a therapy, if approved;

  •
  in our clinical programs, we may experience variability in patients, adjustments to clinical trial procedures and the need for additional clinical trial sites, which could delay our clinical trial progress;

  •
  the results of our clinical trials may not meet the level of statistical or clinical significance required by the Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, Japan's Pharmaceuticals and Medical Devices Agency, or PMDA, or comparable foreign regulatory bodies for marketing approval;

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

  •
  the FDA, EMA, PMDA, or other foreign regulatory agencies may require endpoints for a clinical trial for the treatment of gMG, IMNM, ALS, and future potential indications for zilucoplan that differ from the endpoints of our planned current or future trials, which may require us to conduct additional clinical trials;

  •
  the mechanism of action of zilucoplan is complex and we cannot guarantee the degree to which it will translate into a medical benefit in any indications;

  •
  if approved for gMG, IMNM, or ALS, zilucoplan will likely compete with the off-label use of currently marketed products and other therapies in development;

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

        gMG is currently treated with cholinesterase inhibitors and nonspecific immunomodulatory or immunosuppressive agents most of which are not approved for gMG, including prednisone, azathioprine, mycophenolate, cyclophosphamide, cyclosporine, tacrolimus, rituximab, plasma exchange, and IVIG. Eculizumab, marketed by Alexion Pharmaceuticals, is approved for the treatment of refractory gMG in Europe and Japan and gMG in the U.S. Ravulizumab-cwvz, a monoclonal antibody C5 inhibitor, is in clinical development by Alexion. FcRn antagonist product candidates in clinical development include efgartigimod by argenx, rozanolixizumab by UCB, M281 by Momenta, ALXN1830 by Alexion, RVT-1401 by Immunovant. Lastly, TAK-079 (anti-CD38) by Takeda and inebilizumab (anti-CD19) by Viela are in early development.

        IMNM is currently treated with corticosteroids and nonspecific immunomodulatory or immunosuppressive agents of which none are approved for IMNM, including prednisone, methylprednisolone azathioprine, methotrexate, mycophenolate, rituximab, and IVIG. While multiple products are in development for different forms of myositis, only abatacept, a T-cell modulator, is in clinical development for idiopathic inflammatory myopathies, including autoimmune necrotizing myopathy.

        ALS is currently treated by two approved products, including riluzole by Sanofi and edaravone by Mitsubishi Tanabe Pharma America. Products in clinical development include small molecules such as CuATSM by Collaborative, AMX0035 by Amylyx, MN-166 by Medicinova, Masitinib by AB Science, EPI-589 by BioElectron, arimoclomol by Orphazyme, and verdiperstat by Biohaven. Additional biologics in development include NurOwn by Brainstorm, ravulizumab-cwvz by Alexion, RNS60 by Revalesio, pridopidine by Prilenia, IC14 by Implicit, CMN-Au8 by Clene, and Acthar by Mallinckrodt. Products in clinical development targeting SOD1 gene mutation include toferson by Biogen.

        Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects, or are more convenient or less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

        We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the U.S. without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA and PMDA, impose similar requirements. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We, and any future collaborators, must complete extensive pre-clinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

  •
  we may be subject to fines, injunctions, or the imposition of civil or criminal penalties;

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

        Because we have limited financial and managerial resources, we have focused, and intend to continue to focus, on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. For example, in 2019, we decided to prioritize gMG as the lead indication for zilucoplan, and postponed further clinical development of zilucoplan in paroxysmal nocturnal hemoglobinuria, or PNH. As a result of our resource allocation decisions, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

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

        The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. It is unclear whether the FDA will treat the active ingredients in our product candidates as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Three-year exclusivity is given to a drug if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

        The research, testing, manufacturing, labeling, approval, selling, marketing, promotion, and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We, and any future collaborators, are not permitted to market our product candidates in the U.S. or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the U.S. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the U.S. or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

        The process of obtaining marketing approvals, both in the U.S. and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

        We may not be able to initiate or continue clinical trials required by the FDA, EMA, PMDA, or other foreign regulatory agencies for zilucoplan if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. We will be required to identify and enroll a sufficient number of patients with gMG, IMNM, and ALS for each of our planned clinical trials of zilucoplan in these indications. Each of these is a rare disease or indication with relatively small patient populations, which could result in slow enrollment of clinical trial participants. For example, we estimate that there are approximately 184,000 gMG patients, approximately 15,000 IMNM patients, and approximately 50,000 ALS patients in the U.S., Europe, and Japan combined.

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

        We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies. Even if we are able to obtain marketing approval of zilucoplan for the treatment of complement-mediated diseases, physicians and patients may decide not to switch to zilucoplan. In addition, even if we are able to demonstrate our product candidates' safety and efficacy to the FDA and other regulators, safety concerns in the medical community may hinder market acceptance.

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

We currently have no marketing, sales, or distribution infrastructure with respect to our product candidates. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

        We currently have no marketing, sales or distribution capabilities and have limited sales or marketing experience within our organization. If our product candidate zilucoplan is approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize zilucoplan, or to outsource this function to a third party. Either of these options would be expensive and time consuming. Some or all of these costs may be incurred in advance of any approval of zilucoplan. In addition, we may not be able to hire a sales force in the U.S. or other target market that is sufficient in size or has adequate expertise in the medical markets that we intend to target. These risks may be particularly pronounced due to our focus on our lead indications of gMG, IMNM, and ALS, each of which is a rare disease with relatively small patient populations. Any failure or delay in the development of our or third parties' internal sales, marketing and distribution capabilities would adversely impact the commercialization of zilucoplan and other future product candidates.

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

        We are currently developing zilucoplan for subcutaneous, or SC, self-administration. Unsatisfactory drug availability due to problems relating to this route of administration or the ability of the drug to bind to its target is another potential cause of lack of efficacy of zilucoplan if and when it is commercialized. C5, the target of zilucoplan is predominantly found in blood. For gMG, IMNM, and ALS, zilucoplan will be administered subcutaneously. In our Phase 1 study of zilucoplan in single-ascending dose cohorts and a multiple-dose cohort, single and repeat SC doses of zilucoplan were well tolerated in healthy volunteers. In addition, while we observed signs that patients complied with once-daily SC self-administration of zilucoplan at home in our Phase 2 clinical trials, there is no guarantee that patients will continue to comply in this trial or in future trials. If daily SC administration proves to be unfeasible, then we may need to research additional doses, formulations or routes of administration, which could delay commercialization of zilucoplan and result in significant additional costs to us. Additionally, while we may offer training in SC injections, reliance on patient self-administration may lead to higher rates of user error due to poor administration procedure by patients and reduced patient compliance as compared with administration by healthcare professionals.

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

  •
  regulators, IRBs, or independent ethics committees may not authorize us, any future collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

  •
  delay, suspension, or termination of clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

  •
  regulators, IRBs, or independent ethics committees may require that we, or any future collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

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

  •
  the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate, or not available at an acceptable cost, or we may experience interruptions in supply; and

  •
  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

        From time to time, we may also publish interim, "top-line," or preliminary data from our clinical studies. For example, in December 2018, we announced positive top-line results from our Phase 2 clinical trial evaluating zilucoplan for the treatment of gMG. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, these data should be viewed with caution until the final data are available. Adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

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

        The precise incidence and prevalence for gMG, IMNM, and ALS are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. For example, we estimate that there are approximately 184,000 gMG patients, approximately 15,000 IMNM patients, and approximately 50,000 ALS patients in the U.S., Europe, and Japan combined. The total addressable market opportunity for zilucoplan will ultimately depend upon, among other things, the indication statements included in the final label for zilucoplan, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients who can be treated with our product candidates may turn out to be lower than expected, patients may not be otherwise amenable to treatment, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

We have obtained orphan drug designation for the treatment of MG, but we may not be able to obtain additional orphan designations or maintain the benefits associated with orphan drug status, including market exclusivity.

        In September 2019, we announced that the FDA granted orphan drug designation to zilucoplan for the treatment of MG. We also plan to seek orphan drug designation for zilucoplan in other orphan indications in which there is a medically plausible basis for its use and may also seek orphan drug designation for other pre-clinical product candidates in our pipeline or that we may develop. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Although we have obtained orphan drug designation for zilucoplan for MG, we may not be able to obtain such designation for another indication.

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

        Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the TCJA included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business. Changes to the ACA or other existing health care regulations could significantly impact our business and the pharmaceutical industry.

        In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

  •
  False claims laws.  The federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,463 to $22,927 per false claim;

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

        Any of our product candidates for which we, or any future collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA, the EMA, the PMDA, and other applicable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

        The FDA, the EMA, the PMDA, and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and if we, or any future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, including the False Claims Act.

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

        Our lead product candidate may ultimately be regulated as a drug/device combination product. Third-party manufacturers may not be able to comply with the cGMP regulatory requirements applicable to drugs and drug/device combination products, including applicable provisions of the FDA's drug cGMP regulations, device cGMP requirements embodied in the Quality System Regulation, or QSR, or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA, PMDA, and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

        The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA, PMDA, and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

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

        We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by FDA, EMA, PMDA, or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

        Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, public health emergency, such as the novel coronavirus, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as third-party manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

        Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or to other patent offices around the world. It is often the case that such third-party submissions may be made anonymously such that we would not have information regarding the name of the party challenging our intellectual property. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivations, proceedings, reexaminations, inter partes review or interference proceedings, in the U.S. or elsewhere, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

        The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

  •
  we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs, including our gMG, IMNM, and ALS programs;

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

        Filing, prosecuting, enforcing, and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products.

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

84

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

        As of December 31, 2019, we had 89 full-time or part-time employees. Our focus on the development of zilucoplan requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop zilucoplan or any additional product candidates, run our operations and/or accomplish all of the objectives that we otherwise would seek to accomplish.

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

        Our stock price is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock has been, and may continue to be, influenced by many factors, including:

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

        As a public company we have incurred and we will continue to incur, significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of disclosure and financial controls and corporate governance practices. Further, commencing January 1, 2020, we are no longer an "emerging growth company" as defined in the JOBS Act, and the additional requirements we must comply with, such as the auditor attestation requirements under Section 404 of SOX, may strain our resources and divert management's attention from other business concerns. We have hired additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, including the requirements under Section 404 of SOX, and our management and other personnel have devoted a substantial amount of time towards maintaining compliance with these requirements. We expect we may hire additional accounting, finance and other personnel in the future.

        The requirements of being a public company have increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Any failure to maintain effective internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish annually a report by our management on our internal control over financial reporting. In addition, because we are no longer an emerging growth company, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2019, we had 47,221,741 shares of outstanding common stock.

        Moreover, based on filings with the SEC as of December 31, 2019, holders of an aggregate of approximately 8.3 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered shares of our common stock issued and available for issuance under our equity compensation plans, which can be freely sold in the public market, subject to vesting requirements, volume limitations applicable to affiliates and lock-up agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

        As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of $131.8 million and $131.5 million, respectively. The federal and state NOLs will begin to expire in 2028, except that federal NOLs arising on or after January 1, 2018, are not subject to expiration, as described more fully below. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards, or credits, of $8.3 million and $3.1 million, respectively, which expire at various dates through 2039 and 2034, respectively. Our NOLs and credits subject to expiration could expire unused and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership by one or more stockholders or groups of stockholders owning at least 5% of a corporation's stock exceeds 50 percentage points over a three-year period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and future changes in our stock ownership, which may be outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits, even if we achieve profitability. Under the TCJA, NOLs arising on or after January 1, 2018 will not be subject to expiration but may generally only be used to offset up to 80% of our taxable income.

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

        As of December 31, 2019, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock and their affiliates in the aggregate, beneficially own shares representing approximately 29.4% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease approximately 27,000 square feet of office and laboratory space in Cambridge, Massachusetts, which serves as our corporate headquarters. The lease expires in April 2023, and we have an option to extend the lease term for five additional years. In December 2019, we leased approximately 15,000 square feet of additional office space in Cambridge, Massachusetts, closely located to our corporate headquarters, under a lease that expires in July 2021. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, except as noted below. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

        On November 1, 2019, a lawsuit entitled Elaine Wang v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Delaware against the Company and the members of our board of directors.

        On November 5, 2019, a putative class action lawsuit entitled Earl M. Wheby, Jr. v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Delaware against the Company and the members of our board of directors.

        On November 21, 2019 and November 22, 2019, respectively, lawsuits entitled Allen Papouban v. Ra Pharmaceuticals, Inc., et al., and Philip Naluai v. Ra Pharmaceuticals, Inc., et al., were filed in the United States District Court for the Southern District of New York against the Company and members of our board of directors. On December 20, 2019, Plaintiff Philip Naluai filed a notice of voluntary dismissal. On February 21, 2020, Plaintiff Allen Papouban filed a notice of voluntary dismissal.

        In addition, on December 2, 2019, a lawsuit entitled Daniel Delifus v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Eastern District of New York against the Company and members of our board of directors. On February 24, 2020, Plaintiff Daniel Delifus filed a notice of voluntary dismissal.

        The remaining lawsuits allege that the preliminary proxy statement filed by the Company on November 1, 2019 with the SEC omits material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The plaintiffs seek, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages. We believe these lawsuits are wholly without merit and intend to vigorously defend against the claims.

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

Holders of Common Stock

        As of February 18, 2020, we had 6 stockholders of record. The number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in "street name" or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Stock Performance Graph

        The following graph shows a comparison from October 26, 2016, the date on which our common stock first began trading on the Nasdaq Global Market, of the cumulative total return on an assumed investment of $100.00 on October 26, 2016, in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index, all through December 31, 2019. These returns are based on historical results and are not intended to suggest future performance. We have not paid any dividends on the common stock, and no dividends are included in the representation of our performance. Information used in the graph was obtained from the Nasdaq Stock Market LLC, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Comparison of Cumulative Total Return*

*
$100 invested on October 26, 2016

Cumulative Total Return Comparison

		December 31,
	October 26, 2016
		2017	2018	2019
Ra Pharmaceuticals, Inc. (RARX)	$100.00	$65.38	$140.00	$361.00
Nasdaq Composite (^IXIC)	100.00	131.49	126.38	170.90
NASDAQ Biotechnology (^NBI)	100.00	120.96	109.69	136.97

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

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Revenue(1)	$3,000	$2,500	$—	$4,928	$4,094
Operating expenses:
Research and development(2)	82,642	54,449	45,251	27,928	15,217
General and administrative(2)	27,337	14,439	9,778	5,024	2,233

Total operating expenses	109,979	68,888	55,029	32,952	17,450

Loss from operations	(106,979)	(66,388)	(55,029)	(28,024)	(13,356)
Other income (expense), net	4,291	1,426	571	(858)	(606)

Loss from operations before benefit from income taxes	(102,688)	(64,962)	(54,458)	(28,882)	(13,962)
Benefit from income taxes	—	(19)	(19)	(18)	(19)

Net loss from operations	(102,688)	(64,943)	(54,439)	(28,864)	(13,943)
Gain on extinguishment of redeemable convertible preferred shares	—	—	—	—	1,673

Net loss	$(102,688)	$(64,943)	$(54,439)	$(28,864)	$(12,270)

Net loss per common share—basic and diluted	$(2.31)	$(2.06)	$(2.41)	$(6.98)	$(24.68)
Weighted average number of common shares outstanding—basic and diluted(3)	44,363	31,542	22,591	4,135	497

Consolidated Balance Sheet Data:

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash and cash equivalents(3)(4)(5)	$264,992	$209,822	$70,381	$117,812	$19,386
Working capital	256,115	202,206	64,263	112,765	13,248
Total assets	284,152	219,220	80,197	126,818	24,342
Redeemable convertible preferred stock(3)	—	—	—	—	53,675
Accumulated deficit	(290,845)	(188,157)	(123,214)	(68,764)	(39,900)
Total stockholders' equity (deficit)(4)(5)	262,114	207,118	69,184	117,222	(37,199)

(1)
In August 2019, we received a development milestone payment under our collaboration agreement with Merck. The milestone payment is associated with our collaboration for a non-complement cardiovascular target with a large market opportunity.

(2)
Includes non-cash stock-based compensation expense as indicated in the following table:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Research and development	$7,860	$4,128	$3,081	$361	$58
General and administrative	6,185	3,567	2,492	665	94

Total	$14,045	$7,695	$5,573	$1,026	$152

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

(5)
In July 2019, we completed a follow on public offering of 4,600,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 600,000 shares, at $32.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere within this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere within this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties and should be read together with the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. A discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

        We are a clinical-stage biopharmaceutical company using our proprietary peptide chemistry platform to develop novel therapeutics for the treatment of serious diseases that are caused by excessive or uncontrolled activation of the complement system, a critical component of the immune system. Inappropriate activation of the complement system can quickly turn it from a beneficial defense system to an aggressor that plays a major role in immune and inflammatory diseases. The complement system, which consists of approximately 30 interacting proteins, offers a target-rich opportunity for us to leverage our proprietary peptide chemistry platform, which was pioneered by Nobel Laureate Dr. Jack Szostak and allows us to inhibit certain uncontrolled complement pathway factors involved in complement-mediated diseases. Known as our Extreme Diversity™ platform, this proprietary macrocyclic peptide chemistry technology allows us to produce synthetic macrocyclic peptides that combine the diversity and specificity of antibodies with the pharmacological properties of small molecules. The relatively small molecular size of a peptide allows for enhanced tissue penetration compared to larger monoclonal antibodies and biologics. We believe this technology will allow us to pursue challenging targets for which only monoclonal antibodies have been developed.

        On October 9, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with UCB S.A., or UCB, pursuant to which we will be acquired by UCB and will survive the proposed acquisition as an indirect wholly owned subsidiary of UCB. Under the terms of the Merger Agreement, our stockholders will be entitled to receive $48.00 in cash for each share of common stock held at closing of the acquisition. The total transaction value, net of our cash of approximately $0.4 billion, is approximately $2.1 billion. The boards of directors of both UCB and Ra Pharma have unanimously approved the transaction and the Company's stockholders have voted to approve the transaction. The transaction remains subject to obtaining antitrust clearance and other customary closing conditions. The transaction is expected to close by the end of the first quarter of 2020. For additional discussion, please refer to Note 12, "Acquisition and Related Costs" to our consolidated financial statements included elsewhere within this Annual Report on Form 10-K.

        We are developing our lead product candidate, zilucoplan, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis (gMG), immune-mediated necrotizing myopathy (IMNM), amyotrophic lateral sclerosis (ALS), and other tissue-based complement-mediated disorders. Zilucoplan is a potent, synthetic, macrocyclic peptide inhibitor of complement component 5 (C5), formulated for convenient, self-administered, subcutaneous (SC) injection, which is an injection into the tissue under the skin. The relatively small size of this peptide allows for distinct advantages compared to larger monoclonal antibodies, including enhanced tissue penetration and an optimized route of administration. Additionally, we have a C5 life cycle management plan with an extended release (XR) program for zilucoplan and an oral, small molecule C5 inhibitor.

        MG is a chronic, complement-mediated, autoimmune disease that causes weakness in the skeletal muscles. Patients with MG present with muscle weakness that characteristically becomes increasingly severe with repeated use and recovers with rest. Muscle weakness can be localized to specific muscles, such as those responsible for eye movements, but often progresses to affect a broader range, including head, limb, and respiratory muscles. This is often described as the generalized, or severe, form of the disease. We initiated a Phase 2 clinical trial with zilucoplan for gMG in the fourth quarter of 2017. In August 2018, we announced the early completion of enrollment of 44 patients in our Phase 2 clinical trial in gMG, surpassing our original enrollment target of 36 patients. We announced completion of dosing of all patients in November 2018 and reported positive top-line data in December 2018. In the Phase 2 clinical trial, zilucoplan achieved clinically meaningful and statistically significant reductions in both the primary and key secondary endpoints for both zilucoplan dose groups tested versus placebo at 12 weeks. In May 2019, we presented results from the open-label, long-term extension study, in which statistically significant and clinically meaningful improvements in primary and secondary endpoints were sustained in patients treated with zilucoplan at 24 weeks. In September 2019, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to zilucoplan for the treatment of MG. In October 2019, Ra Pharma announced the initiation of dosing in a single, pivotal, randomized, double-blind, placebo-controlled Phase 3 trial evaluating zilucoplan for the treatment of gMG, or the RAISE study. The trial, which incorporates feedback from the FDA, the European Medicines Agency (EMA), and Japan's Pharmaceuticals and Medical Devices Agency (PMDA), is designed to evaluate the efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the RAISE study are expected in early 2021.

        IMNM is an autoimmune myopathy characterized by skeletal muscle necrosis, severe proximal limb weakness, and elevated creatine kinase (CK) levels. IMNM is categorized into two subtypes defined by the presence of distinct autoantibodies against 3-hydroxy-3-methylglutaryl-coenzyme A reductase, of HMGCR, or signal recognition particle, or SRP. In IMNM, these autoantibodies drive complement-mediated necrosis of muscle fibers, resulting in severe, progressive, and debilitating proximal muscle weakness. In December 2019, we announced the initiation of dosing in a randomized, double-blind, placebo-controlled, multi-center, Phase 2 clinical trial evaluating zilucoplan for the treatment of IMNM. The trial is designed to evaluate the safety, tolerability, and efficacy of a once-daily, SC self-administered dose of 0.3 mg/kg of zilucoplan versus placebo. Top-line results from the Phase 2 clinical trial are expected in the second half of 2020.

        ALS is the most prevalent adult-onset progressive motor neuron disease, causing the progressive degeneration of motor neurons, resulting in progressive muscle weakness and atrophy that can eventually lead to partial or total paralysis. In September 2019, zilucoplan was selected as one of the first clinical candidates to be evaluated in a pioneering platform trial for ALS, led by the Sean M. Healey & AMG Center for ALS at Mass General. In January 2020, we announced the U.S. FDA's Investigational New Drug (IND) application for the HEALEY ALS Platform Trial.

        We have a life-cycle management plan with an extended release (XR) program for zilucoplan and an oral, small molecule C5 inhibitor, as well as inhibitors of other complement factors for certain renal, autoimmune, and central nervous system (CNS) diseases. Our XR program includes two formulations: the poly (D,L-lactic-co-glycolic acid) (PLGA) XR formulation of zilucoplan and the FluidCrystal® (FC) XR formulation of zilucoplan. We anticipate the XR program entering human clinical studies in the second half of 2020.

        In April 2019, we presented pre-clinical data for the PLGA XR formulation of zilucoplan, in which rapid and sustained pharmacodynamic inhibition of C5 was achieved with once-weekly subcutaneous dosing in non-human primates. We believe these data support the possibility of once weekly or less frequent dosing for zilucoplan.

        In July 2019, we entered into an exclusive worldwide license agreement for the use of Camurus AB's proprietary FC technology to develop, manufacture, and commercialize a long-acting formulation of zilucoplan. In July 2019, we reported pre-clinical data for the FC XR formulation of zilucoplan, in which non-human primates receiving a single dose of the FC XR formulation of zilucoplan rapidly achieved and maintained target levels of complement inhibition for at least seven days without the need for intravenous loading.

        In addition to our focus on developing novel therapeutics to treat complement-mediated diseases, we have validated our Extreme Diversity™ platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc., or Merck. In August 2019, we earned a clinical development milestone from Merck associated with the dosing of the first patient in a Phase 1 clinical trial. Since our inception in June 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and conducting pre-clinical studies of our product candidates and a clinical trial of our lead product candidate, zilucoplan. To date, we have not generated any product revenue and have financed our operations primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of December 31, 2019, we had received an aggregate of $515.5 million in net proceeds from the issuance of equity and debt securities and $23.0 million in payments in connection with our collaboration and license agreement with Merck, or the Merck Agreement. As of December 31, 2019, our principal source of liquidity was cash and cash equivalents, which totaled $265.0 million.

        On October 31, 2016, we completed an initial public offering, or the IPO, in which we issued and sold 7,049,230 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $82.8 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.4 million. On November 29, 2016, we completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters' option in the IPO to purchase additional shares at the public offering price of $13.00 per share, resulting in net proceeds of

$12.8 million after deducting underwriting discounts and commissions of $1.0 million. The shares began trading on the Nasdaq Global Market on October 26, 2016.

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

        In May 2019, we entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, which permitted us to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at the market offerings." We have agreed to pay Jefferies a commission of up to 3% of the gross proceeds from the sale of the shares of its common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Jefferies. As of December 31, 2019, we had not sold any shares of common stock under this program.

        In July 2019, we completed a follow on public offering of 4,600,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 600,000 shares, at $32.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

        As of December 31, 2019, we had an accumulated deficit of $290.8 million. Our net losses were $102.7 million and $64.9 million for the years ended December 31, 2019 and 2018, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

  •
  continue to advance our lead program, zilucoplan, through clinical development by establishing clinical proof-of-concept activity using convenient SC administration in gMG, IMNM, and ALS;

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

We believe that, our cash and cash equivalents as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2021. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years and is subject to significant uncertainty. Additionally, we believe that our available funds as of December 31, 2019, will be sufficient to fund pre-commercialization activities for zilucoplan, XR formulation of zilucoplan (life-cycle extension program), clinical development of pipeline programs, and for working capital and general corporate purposes. It is also possible that we will not achieve the progress that we expect with respect to zilucoplan because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

        We have derived all of our revenue to date from the Merck Agreement, which we entered into in April 2013. Under the Merck Agreement, we collaborated with Merck and used our proprietary drug discovery technology platform to identify orally available cyclic peptides for non-complement targets nominated by Merck and provided specific research and development services. At the signing, Merck paid us an upfront, non-refundable, license fee payment of $4.5 million. In addition, during the research term, which ended in April 2016, Merck reimbursed us for research and development services provided by us in accordance with a pre-specified number of our full-time equivalent employees working under the Merck Agreement. At the conclusion of the research term, Merck elected to continue the development of a non-complement cardiovascular program target with a large market opportunity, for which we had received $9.0 million in pre-clinical and clinical milestone payments as of December 31, 2019. For the years ended December 31, 2019 and 2018, we recognized $3.0 million and $2.5 million, respectively, from the achievement of a clinical and pre-clinical milestone. We are also entitled to receive future aggregate milestone payments of up to $56.0 million and low-to-mid single digit percentage royalties on any future sales for this program target. For additional information about the Merck Agreement, see Item 8, "Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.

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

  •
  expenses incurred under agreements with CROs, CMOs, and independent contractors that conduct research and development, pre-clinical and clinical activities on our behalf;

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

        The following table sets forth our research and development expenses related to our product candidates:

	Year Ended December, 31
	2019	2018
	(in thousands)
Zilucoplan	$39,602	$22,680
Other pipeline programs	6,372	6,676

Allocated costs	45,974	29,356
Unallocated costs	36,668	25,093

Total	$82,642	$54,449

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

        A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future pre-clinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our pre-clinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of pre-clinical and clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of product candidates.

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

        We believe that our application of the following accounting policy, which requires significant judgments and estimates on the part of management, is the most critical to aid in fully understanding and evaluating our reported financial results:

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

Result of Operations

Comparison of the Years Ended December 31, 2019 and 2018

        The following table summarizes our results of operations:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Revenue	$3,000	$2,500	$500	20.0%
Operating expenses:
Research and development	82,642	54,449	28,193	51.8%
General and administrative	27,337	14,439	12,898	89.3%

Total operating expenses	109,979	68,888	41,091	59.6%

Loss from operations	(106,979)	(66,388)	(40,591)	61.1%
Other income, net	4,291	1,426	2,865	200.9%

Net loss before benefit from income taxes	(102,688)	(64,962)	(37,726)	58.1%
Benefit from income taxes	—	(19)	19	–100.0%

Net loss	$(102,688)	$(64,943)	$(37,745)	58.1%

Revenue

        Revenue for the year ended December 31, 2019, was $3.0 million resulting from the achievement of a clinical milestone under the Merck Agreement. Revenue for the year ended December 31, 2018, was $2.5 million resulting from the achievement of a pre-clinical milestone under the Merck Agreement.

Research and Development Expenses

        Research and development expenses increased by $28.2 million to $82.6 million for the year ended December 31, 2019, from $54.4 million for the year ended December 31, 2018. This increase was attributable to: a $16.6 million increase in CRO and CMO expenses primarily relating to our lead product candidate zilucoplan; a $7.0 million increase in compensation, benefits, non-cash stock-based compensation, and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased research and development activities; a $2.0 million increase in license fees related to an upfront payment in connection with our zilucoplan FluidCrystal® (FC) extended release formulation under development with Camurus; a $1.1 million increase in consulting and professional fees; a $0.5 million increase in laboratory supply and reagent expenses; and a $1.0 million increase in other expenses.

General and Administrative Expenses

        General and administrative expenses increased by $12.9 million to $27.3 million for the year ended December 31, 2019, from $14.4 million for the year ended December 31, 2018. This increase was attributable to: a $5.1 million increase in third-party professional fees related to the Merger Agreement with UCB; a $3.8 million increase in compensation, benefits, non-cash stock-based compensation, and other employee-related expenses due to 2019 salary increases and higher average headcount to support our increased activities; a $1.4 million increase in consulting and professional fees primarily related to pre-commercialization activities; a $0.8 million increase in legal, audit and insurance costs; a $0.7 million increase to patent costs; and a $1.1 million increase in other expenses.

Other Income, Net

        Other income, net increased by approximately $2.9 million to $4.3 million during the year ended December 31, 2019, from $1.4 million in other income, net for the year ended December 31, 2018. This increase was due to a $2.9 million increase in interest income.

Liquidity and Capital Resources

Overview

        We have funded our operations from inception through December 31, 2019 primarily through the public offering and the private placement of our securities and revenue from our collaboration with Merck. As of December 31, 2019, we had received an aggregate of $515.5 million in net proceeds from the issuance of equity and debt securities and $23.0 million in payments in connection with our collaboration and license agreement with Merck. As of December 31, 2019, we had cash and cash equivalents of $265.0 million.

        On October 31, 2016, we completed the IPO, in which we issued and sold 7,049,230 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $82.8 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.4 million. On November 29, 2016, we completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters' option in the IPO to purchase additional shares at the public offering price of $13.00 per share, resulting in net proceeds of $12.8 million after deducting underwriting discounts and commissions of $1.0 million. The shares began trading on the Nasdaq Global Market on October 26, 2016.

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

        In May 2019, we entered into the Sales Agreement with Jefferies which permitted us to sell from time to time, at our option, up to an aggregate of $100.0 million of shares of its common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at the market offerings." We have agreed to pay Jefferies a commission of up to 3% of the gross proceeds from the sale of the shares of its common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Jefferies. As of December 31, 2019, we had not sold any shares of common stock under this program.

        In July 2019, we completed a follow on public offering of 4,600,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 600,000 shares, at $32.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

Cash Flows

Comparison of the Years Ended December 31, 2019 and 2018

        The following table summarizes our sources and uses of cash:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(87,361)	$(54,946)
Investing activities	(865)	(1,034)
Financing activities	143,396	195,421

Net increase in cash	$55,170	$139,441

Net Cash Used in Operating Activities

        Cash flows used in operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for (1) non-cash operating items such as depreciation and amortization, and stock-based compensation as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

        Net cash used in operating activities was $87.4 million for the year ended December 31, 2019 compared to $54.9 million for the year ended December 31, 2018. The increase in net cash used in operations was primarily attributable to: a $37.8 million increase in our net loss as a result of higher operating expenses, primarily in connection with our zilucoplan development program and other research and development pipeline programs; a net increase in operating assets; partially offset by a net increase in operating liabilities and higher non-cash expenses, including stock-based compensation, depreciation and amortization.

Net Cash Used in Investing Activities

        Net cash used in investing activities was $0.9 million for the year ended December 31, 2019 compared to $1.0 million for the year ended December 31, 2018. The decrease in cash used in investing activities was primarily due to a reduction in purchases of property and equipment.

Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $143.4 million for the year ended December 31, 2019 compared to $195.4 million for the year ended December 31, 2018. The decrease in cash provided by financing activities was primarily due to the proceeds of $195.0 million raised from the February and December 2018 follow-on offerings as compared to the $140.5 million in proceeds raised from the July 2019 follow-on offering in the comparative period; an increase of $0.6 million in payments related to restricted stock units vesting; and an increase of $0.1 million in issuance costs; partially offset by an increase of $3.2 million in proceeds from exercises of stock options and purchases of shares under our Employee Stock Purchase Plan.

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

        We believe that, our cash and cash equivalents as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2021. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of zilucoplan and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

        As of December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act.

Recent Accounting Pronouncements

        For a discussion of recently adopted or issued accounting pronouncements please refer to Item 8, "Financial Statements and Supplementary Data" within this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $265.0 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Risk

        We are also exposed to market risk related to changes in foreign currency exchange rates. From time to time, we engage contract research organizations, or CROs, and investigational sites globally. We are therefore subject to fluctuations in foreign currency rates in connection with these engagements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2019, we had minimal or no assets or liabilities denominated in foreign currencies.

Effects of Inflation

        We do not believe that inflation and changing prices during the three months ended December 31, 2019 had a significant impact on our results of operations or financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements together with the report of our independent registered public accounting firm required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Item 15 within this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

        Our independent registered public accounting firm, Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ra Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited the internal control over financial reporting of Ra Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2020

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2019, or the Proxy Statement, and is incorporated within this Annual Report on Form 10-K by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be contained in the Proxy Statement and is incorporated within this Annual Report on Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained in the Proxy Statement and is incorporated within this Annual Report on Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be contained in the Proxy Statement and is incorporated within this Annual Report on Form 10-K by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item will be contained in the Proxy Statement and is incorporated within this Annual Report on Form 10-K by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) Financial Statements.

        The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)
(2) Financial Statement Schedules.

        All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)
(3) Exhibits.

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

			Incorporation by Reference
Exhibit No.		Exhibit Index	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated October 9, 2019, by and among UCB S.A., Franq Merger Sub, Inc. and the Registrant	8-K	001-37926	2.1	10/10/19

3.1		Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	10-Q	001-37926	3.1	11/29/16

3.2		Amended and Restated By-laws of the Registrant, as currently in effect	10-Q	001-37926	3.2	11/29/16

4.1		Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated July 10, 2015	S-1	333-213917	4.1	9/30/16

4.2		Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-213917	4.4	10/17/16

4.3		Description of Capital Stock					*

10.1	#	2010 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	333-213917	10.1	9/30/16

			Incorporation by Reference
Exhibit No.		Exhibit Index	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	#	2016 Stock Award and Incentive Plan and forms of award agreements thereunder	S-1/A	333-213917	10.2	10/13/16

10.3	#	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-213917	10.3	10/13/16

10.4	#	2016 Employee Stock Purchase Plan	S-1/A	333-213917	10.4	10/13/16

10.5	#	Non-Employee Director Compensation Policy	10-Q	001-37926	10.2	8/7/19

10.6	#	Form of Director and Officer Indemnification Agreement	S-1/A	333-213917	10.5	10/13/16

10.7	†	Collaboration and License Agreement, dated as of April 1, 2013, by and between the Registrant and Merck Sharp & Dohme Corp., as amended on November 25, 2013, October 3, 2014, October 24, 2014 and April 21, 2015	S-1/A	333-213917	10.6	10/13/16

10.8		Indenture of Lease, dated as of September 15, 2015, between the Registrant and King 87 CPD LLC, as amended on March 29, 2016	S-1/A	333-213917	10.7	9/30/16

10.9	#	Employment Agreement, by and between the Registrant and Douglas A. Treco	S-1/A	333-213917	10.8	10/17/16

10.10	#	Employment Agreement, by and between the Registrant and David C. Lubner	S-1/A	333-213917	10.9	10/17/16

10.11	#	Employment Agreement, by and between the Registrant and Simon Read	S-1/A	333-213917	10.10	10/17/16

10.12	#	Employment Agreement, by and between the Registrant and Ramin Farzaneh-Far	S-1/A	333-213917	10.11	10/17/16

10.13		Exclusive License Agreement, effective as of November 29, 2010, between the Registrant and Anthony C. Forster, M.D., Ph.D.	S-1/A	333-213917	10.12	10/13/16

10.14		Research and Development Collaboration and License Agreement, dated as of August 28, 2003 between Gryphon Therapeutics Inc. and Phylos, Inc.	S-1/A	333-213917	10.13	10/13/16

Incorporation by Reference
Exhibit No.		Exhibit Index	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	†	License Agreement, dated as of July 15, 2019, by and between the Registrant and Camurus AB.	10-Q	001-37926	10.1	11/7/19

10.16		Open Market Sales Agreement, dated as of May 9, 2019, by and between the Registrant and Jefferies LLC.	8-K	001-37926	10.1	5/9/19

21.1		Subsidiaries of Ra Pharmaceuticals, Inc.	10-K	001-37926	21.1	3/7/19

23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS		xBRL Instance Document					*

101.SCH		xBRL Taxonomy Extension Schema Document					*

101.CAL		xBRL Taxonomy Extension Calculation Document					*

101.DEF		xBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB		xBRL Taxonomy Extension Labels Linkbase Document.					*

101.PRE		xBRL Taxonomy Extension Presentation Link Document.					*

*
Filed herewith.

**
Furnished herewith.

†
An order for confidential treatment of certain provisions has been granted by the Securities and Exchange Commission. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

+
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

RA PHARMACEUTICALS, INC.
Date: February 27, 2020	By:	/s/ DOUGLAS A. TRECO Douglas A. Treco, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: February 27, 2020	By:	/s/ DAVID C. LUBNER David C. Lubner Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. TRECO Douglas A. Treco, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
/s/ DAVID C. LUBNER David C. Lubner	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
/s/ EDWARD T. MATHERS Edward T. Mathers	Chairman of the Board	February 27, 2020
/s/ AOIFE M. BRENNAN Aoife M. Brennan, M.B., B.Ch.	Director	February 27, 2020
/s/ ALEXANDER G. CUMBO Alexander G. Cumbo	Director	February 27, 2020

Signature	Title	Date

/s/ ROBERT HEFT Robert Heft, Ph.D.	Director	February 27, 2020
/s/ TIMOTHY PEARSON Timothy Pearson	Director	February 27, 2020
/s/ RAJEEV SHAH Rajeev Shah	Director	February 27, 2020

RA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ra Pharmaceuticals, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Ra Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

        Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2020

We have served as the Company's auditor since 2013.

RA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$264,992	$209,822
Prepaid expenses and other current assets	9,702	2,585

Total current assets	274,694	212,407
Property and equipment, net	4,732	5,165
Operating lease right-of-use assets, net	3,109	—
Restricted cash	1,334	1,334
Other assets	283	314

Total assets	$284,152	$219,220

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	1,817	$3,245
Accrued expenses	15,178	6,477
Operating lease liabilities	1,584	—
Deferred rent	—	479

Total current liabilities	18,579	10,201
Operating lease liabilities, net of current portion	3,438	—
Deferred rent, net of current portion	—	1,880
Deferred tax liabilities	21	21

Total liabilities	22,038	12,102
Commitments and contingencies (Note 3 and Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 47,222 and 42,072 shares issued and outstanding as of December 31, 2019 and 2018, respectively	47	42
Additional paid-in capital	552,912	395,233
Accumulated deficit	(290,845)	(188,157)

Total stockholders' equity	262,114	207,118

Total liabilities and stockholders' equity	$284,152	$219,220

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenue	$3,000	$2,500
Operating expenses:
Research and development	82,642	54,449
General and administrative	27,337	14,439

Total operating expenses	109,979	68,888

Loss from operations	(106,979)	(66,388)
Other income (expense):
Interest income	4,314	1,464
Other expense, net	(23)	(38)

Total other income (expense), net	4,291	1,426

Loss from operations before benefit from income taxes	(102,688)	(64,962)
Benefit from income taxes	—	(19)

Net loss	$(102,688)	$(64,943)

Net loss per share—basic and diluted	$(2.31)	$(2.06)
Weighted average number of common shares outstanding—basic and diluted	44,363	31,542

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
December 31, 2017	22,626	$23	$192,375	$(123,214)	$69,184
Issuance of common stock from public offerings, net of underwriter discounts and issuance costs	19,305	19	194,281	—	194,300
Exercise of common stock options	135	—	784	—	784
Stock-based compensation	—	—	7,695	—	7,695
Other, net	6	—	98	—	98
Net loss	—	—	—	(64,943)	(64,943)

December 31, 2018	42,072	42	395,233	(188,157)	207,118
Issuance of common stock from public offerings, net of underwriter discounts and issuance costs	4,600	5	140,228	—	140,233
Exercise of common stock options	453	—	3,479	—	3,479
Stock-based compensation	—	—	14,045	—	14,045
Other, net	97	—	(73)	—	(73)
Net loss	—	—	—	(102,688)	(102,688)

December 31, 2019	47,222	$47	$552,912	$(290,845)	$262,114

The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(102,688)	$(64,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,619	1,597
Non-cash operating lease expense	561	—
Stock-based compensation	14,045	7,695
Other, net	74	(24)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,985)	(49)
Accounts payable and accrued expenses	7,020	1,126
Operating lease liabilities	(1,007)	—
Deferred rent	—	(329)
Other, net	—	(19)

Net cash used in operating activities	(87,361)	(54,946)
Cash flows from investing activities
Purchase of property and equipment	(865)	(1,034)

Net cash used in investing activities	(865)	(1,034)
Cash flows from financing activities
Proceeds from common stock offerings, net of underwriter discounts	140,530	195,014
Payment of common stock offering costs	(540)	(403)
Payments related to restricted stock units vesting	(583)	—
Proceeds from exercise of stock options and ESPP shares	3,989	784
Other, net	—	26

Net cash provided by financing activities	143,396	195,421
Net change in cash, cash equivalents and restricted cash	55,170	139,441
Cash, cash equivalents and restricted cash, beginning of period	211,156	71,715

Cash, cash equivalents and restricted cash, end of period	$266,326	$211,156

Supplemental cash flow information:
Cash and cash equivalents	$264,992	$209,822
Restricted cash	1,334	1,334

Cash, cash equivalents and restricted cash, end of period	$266,326	$211,156

Noncash operating activity:
Operating lease liabilities arising from obtaining right-of-use assets	$682	—
Noncash investing and financing activity:
Common stock offering costs incurred but unpaid at period end	$35	$278
Changes in liabilities and prepaid expenses related to fixed asset additions	$329	$33

        The accompanying notes are an integral part of the consolidated financial statements.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

        The Company is a clinical-stage biopharmaceutical company using its proprietary peptide chemistry platform to create novel therapeutics to treat life-threatening diseases that are caused by excessive or uncontrolled activation of the complement system, an essential component of the body's innate immune system. The Company's lead product candidate, zilucoplan, is being developed as a convenient self-administered subcutaneous ("SC") injection, which is an injection into the tissue under the skin, for the treatment of various complement-mediated diseases, including generalized myasthenia gravis ("gMG"), immune-mediated necrotizing myopathy ("IMNM"), amyotrophic lateral sclerosis ("ALS"), and other tissue-based complement-mediated disorders. Additionally, we have a C5 life cycle management plan with an extended release ("XR") program for zilucoplan and an oral, small molecule C5 inhibitor. Additionally, the Company is pursuing discovery and pre-clinical programs targeting selective inhibition of other uncontrolled complement pathway factors to treat a variety of neurologic, renal, and inflammatory diseases. In addition to the Company's focus on developing novel therapeutics to treat complement-mediated diseases, the Company has validated its Extreme Diversity™ platform by successfully identifying and delivering orally-available cyclic peptides for a non-complement cardiovascular target with a large market opportunity in a collaboration with Merck & Co., Inc ("Merck").

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

        Since inception, the Company has generated an accumulated deficit of $290.8 million and $188.2 million as of December 31, 2019 and 2018, respectively. The Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. The Company has financed its operations to date through the public offering and the private placement of its securities and funding from its collaboration and license agreement with Merck (the "Merck Agreement").

        On October 9, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with UCB S.A. ("UCB") pursuant to which the Company will be acquired by UCB and will survive the proposed acquisition as an indirect wholly owned subsidiary of UCB. Under the terms of the Merger Agreement, the Company's stockholders will be entitled to receive $48.00 in cash for

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business (Continued)

each share of common stock held at closing of the acquisition. The transaction is expected to close by the end of the first quarter of 2020.

Public Offerings

        On October 31, 2016, the Company completed an initial public offering ("IPO"), in which the Company issued and sold 7,049,230 shares of common stock at a public offering price of $13.00 per share, resulting in net proceeds of $82.8 million after deducting $6.4 million of underwriting discounts and commissions and offering costs of $2.4 million. On November 29, 2016, the Company completed the sale of an additional 1,057,385 shares of common stock to the underwriters under the underwriters' option in the IPO to purchase additional shares at the public offering price of $13.00 per share, resulting in net proceeds of $12.8 million after deducting underwriting discounts and commissions of $1.0 million. The shares began trading on the Nasdaq Global Market on October 26, 2016.

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

        In May 2019, the Company entered into a sales agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") which permitted the Company to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at the market offerings." The Company has agreed to pay Jefferies a commission of up to 3% of the gross proceeds from the sale of the shares of its common stock, if any. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Sales Agreement by the Company or Jefferies. As of December 31, 2019, the Company has not sold any shares of common stock under this program.

        In July 2019, the Company completed a follow-on public offering of 4,600,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 600,000 shares, at $32.50 per share and received aggregate net proceeds of $140.2 million, after deducting $9.0 million of underwriting discounts and commissions and approximately $0.3 million of offering expenses.

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

Cash Equivalents

        The Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents were comprised primarily of money market funds.

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

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Valuation methodologies used for assets measured or disclosed at fair value are as follows:

  •
  Cash equivalents—Valued at quoted market prices determined through third-party pricing services.

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

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Operating Leases

        Effective January 1, 2019, the Company adopted Accounting Standards Codification ("ASC"), Topic 842, Leases ("ASC 842"), using the modified retrospective approach and utilizing the effective date as its date of initial application. The prior period is presented in accordance with the previous guidance in ASC 840, Leases ("ASC 840").

        At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as incentives received. Options to extend or terminate the lease are reflected in the calculation when it is reasonably certain that the option will be exercised. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Revenue Recognition

        Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenues from Contracts with Customers ("ASC 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

        The Company has derived all of its revenue to date from its collaboration agreement with Merck (the "Merck Agreement"). Refer to Note 8, "Revenue Recognition."

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

        Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606:

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

Research and Development Expenses

        The Company expenses research and development costs to operations when incurred. The Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed.

        Research and development expenses comprise costs incurred in performing research and development activities, including salaries, benefits and other employee-related expenses, share-based compensation expense, laboratory supplies and other direct expenses, facilities cost, overhead costs, license agreements fees with no alternative expense, third-party contract costs relating to pre-clinical studies and clinical trial activities and related contract manufacturing expenses, and other outside costs.

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

        Due to the lack of a public market for the trading of its common stock prior to the Company's initial public offering in October 2016 and a lack of Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company estimates the expected term using the "simplified" method.

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

Net Loss Per Share

        The Company calculates basic net income (loss) per share and diluted net loss per share by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the diluted number of shares outstanding during the period.

        Except where the result would be antidilutive to net income, diluted net income per share is computed assuming the exercise of common stock options and the vesting of RSUs and RSAs (using the treasury stock method), as well as their related income tax effects.

Newly Adopted Accounting Pronouncements

        In February 2016, the FASB issued ASU 2016-02, Leases, ("ASU 2016-02"), which superseded the lease accounting requirements in ASC 840 and established ASC 842. ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance.

        ASU 2016-02 became effective on January 1, 2019, requiring the use of a modified retrospective transition approach applied at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, ("ASU 2018-11"), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company adopted this new standard on January 1, 2019 using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance in ASC 840, Leases.

        In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to keep leases with a term of 12 months or less off of its balance sheet. The initial adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $5.3 million and $3.0 million, respectively, on the Company's balance sheet. The $2.3 million difference between the account balances relates to the write-off of the previously existing ASC 840 balances, which was primarily driven by the tenant improvements allowance. The adoption of the standard did not have a material effect on the statements of operations or statement of cash flows.

        In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, ("ASU 2018-07"). The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards is fixed at the grant date. The Company adopted this new standard on January 1, 2019. The adoption of ASU 2018-07 did not have a significant impact on its financial statements.

3. License Arrangements

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

        In July 2019, the Company entered into an exclusive worldwide license agreement with Camurus AB ("Camurus") that allows for the use of Camurus' proprietary FluidCrystal® (FC) drug-delivery technology to develop, manufacture, and commercialize a long-acting formulation of zilucoplan, and up to three additional compounds, for the treatment of multiple complement-mediated disorders. Due to the early stage of the assets licensed, the Company recorded expense for the upfront payment of $2.0 million during the third quarter 2019. As of December 31, 2019, the Company could be required to pay up to $14.5 million in additional development milestones and other license payments, up to $55 million in sales milestones, and tiered single digit royalty payments on commercial sales under the agreement with Camurus.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements

        Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents—money market funds	$265,362	$—	$—	$265,362

Total assets	$265,362	$—	$—	$265,362

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents—money market funds	$210,404	$—	$—	$210,404

Total assets	$210,404	$—	$—	$210,404

        There were no transfers between fair value levels during the years ended December 31, 2019 and 2018.

5. Supplemental Balance Sheet Information

Property and equipment, net

        Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(in thousands)
Computer equipment and software	$70	$53
Furniture, fixtures and office equipment	390	390
Laboratory equipment	6,615	6,149
Leasehold improvements	3,744	3,755
Construction in process	490	—

	11,309	10,347
Accumulated depreciation	(6,577)	(5,182)

Property and equipment, net	$4,732	$5,165

        Depreciation expense was $1.6 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Supplemental Balance Sheet Information (Continued)

Restricted Cash

        The Company is contingently liable under an unused letter of credit with a bank, related to the Company's facility leases. Refer to Note 7, "Commitments and Contingencies." As a result, as of December 31, 2019 and 2018, the Company had restricted cash as presented in the table below, securing the letters of credit. The cash will be restricted until the termination or modification of the lease arrangement.

	December 31,
	2019	2018
	(in thousands)
Restricted cash	$1,334	$1,334

Accrued expenses

        Accrued expenses consist of the following:

	December 31,
	2019	2018
	(in thousands)
Payroll and employee-related costs	$475	$3,309
Research and development costs	7,403	2,491
Acquisition related professional fees	5,061	—
Other	2,239	677

Total	$15,178	$6,477

6. Other Assets

        In February 2011, the Company recorded goodwill of $0.2 million and intangible assets of $0.7 million upon the acquisition of Cosmix. Based on the Company's step zero goodwill impairment test, completed as of October 31, 2019 and 2018, goodwill was not impaired.

        Intangible assets are amortized over the pattern in which the economic benefits of the intangible assets are utilized, over an estimated useful life of approximately nine years.

        Intangible assets were $0.1 million and $0.1 million as of December 31, 2019 and 2018, respectively. Amortization expense of intangible assets for each of the years ended December 31, 2019 and 2018 was approximately $0.1 million and was recorded as a component of research and development expense in the Company's consolidated statements of operations.

        Estimated amortization expense for intangible assets for the remaining one year is as follows:

Year Ended December 31,	Amortization Expense
(in thousands)
2020	$65

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies

Lease Commitments

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

        In November 2019, the Company entered into an operating sub-lease for additional office space in Cambridge, Massachusetts. The sub-lease is commenced on December 1, 2019 and expires in June 2021. The Company is obligated to pay an upfront security deposit of approximately $0.1 million. Total future payments for the lease of $0.7 million will commence on January 1, 2020. Beginning January 1, 2021, the Company will become obligated to pay additional operating costs and property taxes for any increases to any amount above the previous base year amount.

        As of December 31, 2019, the Company's balance sheet included operating lease liabilities and right-of-use assets of $5.0 million and $3.1 million, respectively. The difference between the account balances relates to the write-off of the previously existing ASC 840 balances, which was primarily driven by the tenant improvements allowance. Lease related financial information is summarized below (in thousands):

Operating leases	Year Ended December 31, 2019
Operating lease cost	$958
Short-term lease cost	123
Variable lease cost	912

Total operating lease costs	$1,993

Other information	December 31, 2019
Operating cash flows used for operating leases	$1,403
Weighted average remaining lease term in years	3.17
Weighted average discount rate	8.1%

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

Year Ended December 31,	Maturity of Lease Liabilities
2020	$1,934
2021	1,729
2022	1,524
2023	513

Total lease payments	5,700
Less: imputed interest	(678)

Total operating lease liabilities	$5,022

        Future minimum commitments due under operating lease agreements as of December 31, 2018 were as follows (in thousands):

Year Ended December 31,	Minimum Lease Payments
2019	$1,403
2020	1,442
2021	1,483
2022	1,524
2023	513

Total operating lease liabilities	$6,365

        Rent expense for the year ended December 31, 2018 was $0.9 million.

Other Funding Commitments

        As of December 31, 2019, the Company had several ongoing clinical and non-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

Litigation

        On November 1, 2019, a lawsuit entitled Elaine Wang v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Delaware against the Company and the members of the Company's board of directors.

        On November 5, 2019, a putative class action lawsuit entitled Earl M. Wheby, Jr. v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Delaware against the Company and the members of the Company's board of directors.

        On November 21, 2019 and November 22, 2019, respectively, lawsuits entitled Allen Papouban v. Ra Pharmaceuticals, Inc., et al., and Philip Naluai v. Ra Pharmaceuticals, Inc., et al., were filed in the United States District Court for the Southern District of New York against the Company and members of the board of directors of the Company. On December 20, 2019, Plaintiff Philip Naluai filed a notice of voluntary dismissal. On February 21, 2020, Plaintiff Allen Papouban filed a notice of voluntary dismissal.

        In addition, on December 2, 2019, a lawsuit entitled Daniel Delifus v. Ra Pharmaceuticals, Inc., et al., was filed in the United States District Court for the Eastern District of New York against the Company and members of the board of directors of the Company. On February 24, 2020, Plaintiff Daniel Delifus filed a notice of voluntary dismissal.

        The remaining lawsuits allege that the preliminary proxy statement filed by the Company on November 1, 2019 with the SEC omits material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The plaintiffs seek, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages. The Company believes these lawsuits are wholly without merit, and intends to vigorously defend against the claims. The Company does not have contingency reserves established for any litigation liabilities.

8. Revenue Recognition

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

        At the signing of the Merck Agreement, Merck paid an upfront nonrefundable, technology license fee of $4.5 million. In addition, the Merck Agreement provides for reimbursement of research and development services provided by the Company and includes low to mid-single digit percentage royalties on future sales, if any, and milestone payments that could total up to $65.0 million, including

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Revenue Recognition (Continued)

pre-clinical and clinical milestones of $20.0 million, $9.0 million of which have been received as of December 31, 2019, regulatory milestones of $19.0 million, and commercial milestones of $26.0 million.

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

        At execution and the end of each reporting period, the transaction price allocated to the single performance obligation included the $4.5 million technology license fee received and the payments for research and development services expected to be received by the Company. At execution, none of the pre-clinical, clinical or regulatory milestones has been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that the receipt of the milestones is outside the control of the Company and contingent upon success of future pre-clinical and clinical studies and Merck's efforts. The $0.5 million, $3.0 million and $2.5 million pre-clinical milestone payments and the $3.0 million in clinical milestones received to date were added to the transaction price in the fourth quarter of 2013, the second quarter of 2016, the fourth quarter of 2018, and third quarter of 2019, respectively, when they were considered probable of being reached. The Company recognized revenue under the Merck Agreement over time as it satisfied the combined performance obligation during the research term. The research term ended in April 2016 and the Company does not have any future performance obligations under this contract. At the end of each reporting period, the Company continues to assess the probability of achievement of the remaining clinical or regulatory milestones and any related constraint and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments to the transaction price will be recorded as revenue in the period of adjustment.

        Any consideration related to the sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Merck and therefore were excluded from the transaction price.

        During the year ended December 31, 2019 the Company recognized $3.0 million in revenue for the achievement of a clinical milestone under the Merck Agreement. During the year ended December 31, 2018 the Company recognized $2.5 million in revenue for the achievement of a non-clinical milestone under the Merck Agreement.

9. Stock Incentive Plans

        In February 2010, the Company adopted the 2010 Stock Incentive Plan (the "2010 Plan") under which it was able to grant stock options and restricted stock grants to employees, consultants and directors. The Company had reserved 2,495,607 shares of common stock under the 2010 Plan, prior to the establishment of the 2016 Stock Award and Incentive Plan (the "2016 Plan"), as described below.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock Incentive Plans (Continued)

As of December 31, 2019, options to purchase 1,374,799 shares of common stock were outstanding under the 2010 Plan.

        In October 2016, the Company's stockholders approved the 2016 Plan under which stock options, RSAs, RSUs, and other stock-based awards may be granted to employees, officers, directors, or consultants of the Company. There were 1,401,109 shares of common stock reserved for issuance under the 2016 Plan at the time of approval, including 1,300,000 shares initially reserved plus the 101,109 shares available for issuance under the 2010 Plan. The number of shares available for future grant will automatically increase on the first day of each fiscal year through January 1, 2026, by an amount equal to the least of: (i) 2,000,000; (ii) 4% of the number of outstanding shares of common stock on immediately preceding December 31; and (iii) an amount determined by the administrator appointed by the board of directors. Awards that are returned to the Company's equity plans as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2016 Plan. As of December 31, 2019, there were 644,710 shares available for future grant under the 2016 Plan and on January 1, 2020, this number increased by 1,888,869 shares.

Stock Options

        Stock options granted to employees and directors under the Company's equity plans generally have a ten-year term and vest over a period of four years, provided the individual continues to serve at the Company through the vesting dates. Options granted under all equity plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant and, in the case of incentive stock options, not less than 110% of the fair market value for participants who own more than 10% of the Company's voting power.

        The weighted average assumptions used to estimate the grant date fair value of the stock options using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2019	2018
Expected life (in years)	6.0	6.0
Expected volatility	78.2%	77.7%
Risk-free interest rate	2.4%	2.7%
Expected dividend yield	—%	—%

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock Incentive Plans (Continued)

        The following table summarizes the stock option activity of the Company's share-based plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 31, 2018	4,106	$9.59
Granted	1,913	$22.05
Exercised	(453)	$7.68
Cancelled	(163)	$13.90

Options outstanding as of December 31, 2019	5,404	$14.05	7.86	$177,709
Options exercisable as of December 31, 2019	2,784	$10.35	7.13	$101,831

        The total intrinsic values of options exercised totaled $10.4 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively. The intrinsic value was calculated as the difference between the fair value of the Company's common stock and the exercise price of the option. The weighted-average grant date fair value of stock options granted was $15.08 and $6.63 for years ending December 31, 2019 and 2018, respectively.

        As of December 31, 2019, there was approximately $30.0 million of unrecognized share-based compensation, which is expected to be recognized over a weighted average period of approximately 2.40 years. Substantially all options outstanding as of December 31, 2019 are expected to vest.

Restricted Stock Units

        Restricted stock units (RSUs) represent an unsecured promise to grant at no cost a set number of shares of common stock upon vesting; and vest over 3 years. With respect to RSUs, recipients are not entitled to cash dividends and have no voting rights during the vesting period.

        The following table summarizes the RSU activity of the Company's share-based plans:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding and unvested as of December 31, 2018	307	$7.16
Granted	—	$—
Vested	(103)	$7.16
Cancelled	(10)	$7.33

Outstanding and unvested as of December 31, 2019	194	$7.15

        As of December 31, 2019, the unrecognized compensation cost related to shares of unvested RSUs expected to vest was $0.8 million, which is expected to be recognized over an estimated weighted-average amortization period of 1.12 years. The total fair value of RSU grants that vested during the year ending December 31, 2019 was $0.7 million. As of December 31, 2018, the unrecognized compensation cost related to shares of unvested RSUs expected to vest was $1.6 million. No RSUs vested during the year ended December 31, 2018.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock Incentive Plans (Continued)

Employee Stock Purchase Plan

        In October 2016, the Company's stockholders approved the 2016 Employee Stock Purchase Plan (the "2016 ESPP"), which offers eligible employees the right to purchase shares of common stock at the lower of 85% of the fair market value on the first or last day of an offering period. There were 175,000 shares of common stock initially reserved for issuance pursuant to the 2016 ESPP. The number of shares of common stock that may be issued under the 2016 ESPP will automatically increase on each January 1 through January 1, 2026 by an amount equal to the least of: (i) 300,000, (ii) 1% of the Company's shares of common stock outstanding on the immediately preceding December 31 or (iii) an amount determined by the administrator of the 2016 ESPP appointed by the Company's board of directors. During the years ended December 31, 2019 and 2018, the Company issued 22,323 and 6,326 shares of common stock under the 2016 ESPP, respectively. As of December 31, 2019, there were 898,078 shares available for future grant under the 2016 ESPP and on January 1, 2020, this number increased by 300,000 shares.

Stock-Based Compensation

        The following table provides stock-based compensation by the financial statement line item in which it is presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development	$7,860	$4,128
General and administrative	6,185	3,567

Total	$14,045	$7,695

10. 401(k) Savings Plan

        In 2010, the Company adopted a tax-qualified employee savings and retirement 401(k) Plan, covering all qualified employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of its board of directors, the Company may elect to match employee contributions. Currently, the Company makes matching contributions at a rate of 50% of the first 6% of employee contributions. The Company recorded $0.3 million and $0.2 million of expenses related to its 401(k) match for the years ended December 31, 2019 and 2018, respectively.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        The following table presents domestic and foreign components of loss from operations before income taxes:

	Year Ended December 31,
	2019	2018
	(in thousands)
Domestic	$(102,685)	$(64,963)
Foreign	(3)	1

Total	$(102,688)	$(64,962)

        The Company recorded no current tax expense for federal purposes, a current tax expense of less than $0.1 million for state purposes and no current foreign tax expense for the year ended December 31, 2019. The Company recorded no current or deferred tax expense for federal and state purposes and no current foreign tax expense for the year ended December 31, 2018. A foreign deferred tax benefit of less than $0.1 million has been recorded for both the years ended December 31, 2019 and 2018.

        A reconciliation setting forth the differences between the effective tax rate of the Company for the periods ended December 31, 2019 and 2018 and the U.S. federal statutory tax rate is as follows:

	December 31,
	2019	2018
	(in thousands)
Income tax benefit at U.S. federal statutory rate	$(21,564)	$(13,642)
State income taxes, net of federal tax benefit	(6,870)	(3,920)
Nondeductible/nontaxable permanent items	(950)	487
Tax credits	(2,775)	(2,201)
Other, net	5	(51)
Change in valuation allowance	32,154	19,308

Income tax benefit	$—	$(19)

Effective tax rate	0.00%	0.03%

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The significant components of the Company's deferred tax assets are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating losses	$36,007	$19,837
R&D credits	10,734	7,954
Accrued expenses	1,560	887
Deferred rent	—	644
Lease liability	1,372	—
Equity compensation	4,192	2,195
Capitalized R&D costs	34,720	24,669
Other deferred tax assets	741	156

Total deferred tax assets	89,326	56,342
Deferred tax liabilities:
Right of use asset	(849)	—
Purchased intangibles	(19)	(38)

Total deferred tax liabilities	(868)	(38)
Valuation allowance	(88,479)	(56,325)

Net deferred tax liabilities	$(21)	$(21)

        Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company's history of operating losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. Accordingly, with the exception of the deferred tax assets recorded at Cosmix, the deferred tax assets have been fully reserved at December 31, 2019 and 2018. Management reevaluates the positive and negative evidence on a quarterly basis.

        The valuation allowance increased by $32.2 million during the year ended December 31, 2019, primarily due to an increase in net operating losses and the increased capitalized research and development costs, and research and development credits. The valuation allowance increased by $19.3 million during the year ended December 31, 2018, primarily due to an increase in capitalized research and development costs, research and development credits and stock-based compensation expense.

        Subject to the limitations described below, as of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of $131.8 million and $73.3 million, respectively, to offset future federal taxable income, which will begin to expire in 2028 and will continue to expire through 2037. Federal net operating loss carryforwards generated after December 31, 2017 do not expire. The Company has net operating loss carryforwards of $76.1 million that do not expire. As of December 31, 2019 and 2018, the Company had state net operating loss carryforwards of $131.5 million and $70.2 million, respectively, to offset future state taxable income, which will begin to expire in 2031 and will continue to expire through 2039. As of both December 31, 2019 and 2018, the Company has trade

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

net operating loss carryforwards of less than $0.1 million at its German subsidiary. There is no expiration of the German net operating loss carryforwards.

        As of December 31, 2019 and 2018, the Company had research and development credits for federal income tax purposes of $8.3 million and $6.2 million, respectively, and research and development credits for state income tax purposes of $3.1 million and $2.3 million, respectively. If not utilized, the available research and development credits for federal and state income tax purposes expire at various dates through 2039.

        Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("IRC Section 382") and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception which may result in a change in ownership as defined by IRC Section 382 or could result in a change in ownership in the future.

        As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

        The Company files income tax returns in the U.S. federal, Florida, Massachusetts and foreign jurisdictions. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities remains open for all years since the Company's inception. There are currently no federal or state income tax audits in progress.

12. Acquisition and Related Costs

        On October 9, 2019, the Company entered into the Merger Agreement, with UCB, pursuant to which the Company will be acquired by UCB and will survive the proposed acquisition as an indirect wholly owned subsidiary of UCB. Under the terms of the Merger Agreement, the Company's stockholders will be entitled to receive $48.00 in cash for each share of common stock held at closing of the acquisition. On December 17, 2019, the Company held a special meeting of stockholders, during which the Company's stockholders voted to approve the adoption of the Merger Agreement. The Company expects that the acquisition will be consummated by the end of the first quarter of 2020, which remains subject to obtaining antitrust clearance and other customary closing conditions.

        As of December 31, 2019, the Company incurred $5.1 million in general and administrative costs associated with this proposed acquisition, which related to third-party professional fees.

RA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Net Loss Per Share

        The following common stock equivalents were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2019	2018
	(in thousands)
Outstanding stock options	5,404	4,106
Restricted stock units	194	307

Total	5,598	4,413

14. Quarterly Financial Data (unaudited)

        The following table contains selected quarterly financial information for the years ended December 31, 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2019
Revenue	$—	$—	$3,000	$—
Operating expenses	20,089	22,847	29,216	37,827
Net loss	(19,039)	(21,897)	(24,975)	(36,776)
Net loss per share—basic and diluted	$(0.45)	$(0.52)	$(0.55)	$(0.79)
Weighted average number of common shares outstanding—basic and diluted	42,174	42,294	45,766	47,158
Year Ended December 31, 2018
Revenue	$—	$—	$—	$2,500
Operating expenses	16,724	16,126	16,879	19,158
Net loss	(16,498)	(15,746)	(16,504)	(16,195)
Net loss per share—basic and diluted	$(0.61)	$(0.49)	$(0.51)	$(0.47)
Weighted average number of common shares outstanding—basic and diluted	27,242	32,307	32,349	34,185