Form 10-K/A
period 2019-12-31
Ra Pharmaceuticals, Inc.
filed 2020-04-03
CIK 1481512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Registrant’s Telephone Number, Including Area Code): (617) 401-4060

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $935.8 million based upon the closing price of the common stock as reported on the Nasdaq Global Market on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter. As of February 18, 2020, there were 47,328,875 shares of the Registrant’s common stock outstanding, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Ra Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2019. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

Merger with and into UCB and Expected Form 15 Filing

On April 2, 2020, the Company completed its merger with Franq Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and an indirect wholly owned subsidiary of UCB S.A., a société anonyme formed under the laws of Belgium (“UCB”), whereby Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly owned subsidiary of UCB (the “Merger”). The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of October 9, 2019, by and among the Company, UCB, and Merger Sub (the “Merger Agreement”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.001 per share (the “Company Common Stock”), outstanding immediately prior to the Effective Time (other than shares (i) owned by the Company, UCB, Merger Sub or any wholly owned subsidiary of UCB or of the Company or (ii) held by stockholders who were entitled to, but did not vote in favor of the Merger (or consent thereto in writing) and were entitled to demand and properly demanded appraisal of such shares pursuant to Delaware law) was automatically converted into the right to receive $48.00 in cash per share, without interest.

In addition, in connection with the Merger, on April 2, 2020, immediately prior to the Effective Time, each outstanding unvested and unexercised stock option became immediately vested and exercisable in full and, at the Effective Time, each outstanding stock option, whether or not vested, that remained outstanding and unexercised as of immediately prior to the Effective Time (including each stock option that became vested and exercisable as described above) was canceled and converted into the right to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of the excess, if any, of $48.00 over the exercise price of such option and the number of shares of Company common stock underlying such option.  Further, at the Effective Time, each restricted stock unit became immediately vested, and such restricted stock units were canceled in exchange for and converted into the right to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of the number of shares of Company common stock subject to such restricted stock units and $48.00.

As a result of the Merger, the Company intends to file a Form 15 with respect to all of its registered classes of securities following the filing of this Amendment to terminate the registration of such securities under Section 12(g) of the Exchange Act and suspend the duty of the Company to file reports under Sections 13 and 15(d) of the Exchange Act. As a result of such termination and suspension, the Company will no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act. Prior to the filing of such Form 15, SEC rules and regulations require the Company to first file this Amendment in order to complete the Company’s Original Filing and be current in its Exchange Act reporting obligations.

Ra Pharmaceuticals, Inc.

Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2019

Part III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

As a result of the Merger and pursuant to the Merger Agreement, on April 2, 2020, the Company merged with and into Merger Sub, with the Company as the surviving corporation and a wholly owned subsidiary of UCB. In connection with the Merger, each member of the board of directors of the Company as of such time submitted his or her resignation from the board of directors and from all committees thereof on which such directors served. Immediately following the Effective Time, Dhavalkumar Patel, Charl van Zyl, Abhinav Kumar and Denelle Waynick, the directors of Merger Sub immediately prior to the Effective Time, were appointed as the directors of the Company. The following table presents the directors of the Company as of April 1, 2020, their respective term on the board of directors, ages and positions:

Name	Age	Position	Served as a Director Since
Douglas A. Treco, Ph.D.	62	President, Chief Executive Officer and Director	June 2008
Edward T. Mathers(3)	59	Chairman of the Board and Directors	February 2010
Aoife M. Brennan, M.B., B.Ch.(1)	44	Director	September 2018
Alexander “Bo” Cumbo(1)(2)	49	Director	November 2018
Robert Heft, Ph.D.(2)	65	Director	March 2016
Timothy R. Pearson(1)(2)	52	Director	May 2016
Rajeev Shah(2)(3)	42	Director	July 2015

(1)         Member of the Audit Committee.

(2)         Member of the Compensation Committee.

(3)         Member of the Nominating and Corporate Governance Committee.

Douglas A. Treco, Ph.D. has been our President and Chief Executive Officer and a director on our board of directors since our inception in 2008. Dr. Treco was an entrepreneur-in-residence with Morgenthaler Ventures between January 2008 and May 2014. In 1988, he co-founded Transkaryotic Therapies Inc., a multi-platform biopharmaceutical company that developed protein and gene therapy products, which was acquired in 2005 by Shire Pharmaceuticals Group plc. Dr. Treco was a visiting scientist in the Department of Molecular Biology at Massachusetts General Hospital and a lecturer in genetics at Harvard Medical School from 2004 to 2007. Dr. Treco received his Ph.D. in biochemistry and molecular biology from the State University of New York, Stony Brook, and performed postdoctoral studies at the Salk Institute for Biological Studies and Massachusetts General Hospital. We believe Dr. Treco is qualified to serve on our board of directors because of his deep knowledge of our Company through his role as our President and Chief Executive Officer, his extensive and broad range of experience in business and healthcare product development, including his experience co-founding and growing a company in the biopharmaceutical industry.

Edward T. Mathers has served as a member of our board of directors since February 2010. Since August 2008, Mr. Mathers has been a partner at New Enterprise Associates, Inc., a private venture capital firm focusing on technology and healthcare investments. Mr. Mathers is a director of Rhythm Pharmaceuticals Inc., Synlogic, Inc., Trevi Therapeutics, Mirum Pharmaceuticals, and ObsEva. Mr. Mathers also serves on the boards of directors of several private companies. Mr. Mathers earned his B.S. in chemistry from North Carolina State University. We believe that Mr. Mathers is qualified to serve on our board of directors because of his extensive experience in the life sciences industry as a venture capitalist and senior executive, as well as his service on the boards of directors of numerous companies.

Aoife M. Brennan, M.B., B.Ch., has served on our board of directors since September 2018. Dr. Brennan currently serves as President and Chief Executive Officer of Synlogic, Inc., a company focused on developing innovative products based on the tools and principles of synthetic biology to genetically re-program beneficial bacteria. Dr. Brennan joined Synlogic as Chief Medical Officer in 2016 from Biogen, a pharmaceutical company, where she most recently served as Vice President and Head of the Rare Disease Innovation Unit, which included programs ranging from pre-clinical to commercial. Dr. Brennan also led programs across multiple therapeutic areas including the late phase development of nusinersen for spinal muscular atrophy and ALPROLIX™ and ELOCTATE™, treatments for Hemophilia B and Hemophilia A. Prior to joining Biogen, she was director of clinical development at Tolerx, a biotechnology company focusing on immunotherapy for Type 1 diabetes. Dr. Brennan holds a medical degree from Trinity College in Dublin, Ireland and has completed post-graduate training in internal medicine, endocrinology, and metabolism. Prior to joining the biotechnology industry, she was a Clinical Research Fellow in the Division of Endocrinology, Diabetes, and Metabolism at Beth Israel Deaconess Medical Center and the Joslin Diabetes Center in Boston, and a Scholar in Clinical Science at Harvard Medical School. We believe Dr. Brennan is qualified to serve on our board of directors because of her extensive and broad range of experience in the biotechnology industry and healthcare product development.

Alexander “Bo” Cumbo has served as a member of our board of directors since November 2018. Mr. Cumbo has served as Executive Vice President and Chief Commercial Officer of Sarepta Therapeutics, Inc., a leader in precision genetic medicine for rare diseases, since June 2017. From 2014 to May 2017, Mr. Cumbo held various roles of increasing responsibility at Sarepta Therapeutics,

Inc. From 2010 to 2013, Mr. Cumbo served as Vice President of Sales and Treatment Education for Vertex Pharmaceuticals, launching Incivek, a treatment for hepatitis C. Prior to Vertex, Mr. Cumbo served in multiple commercial roles supporting the HIV, HBV, and cardiovascular franchises at Gilead Sciences. Mr. Cumbo has extensive experience building pre- and post-global commercial infrastructure, and throughout his career, he has contributed to the launch of 11 specialty products across multiple organizations. Mr. Cumbo received his Bachelor of Science in Medical Technology from Auburn University. We believe Mr. Cumbo is qualified to serve on our board of directors because of his extensive industry experience in business and rare disease product commercialization roles with several biopharmaceutical companies.

Robert Heft, Ph.D. has served on our board of directors since March 2016. Dr. Heft was Chief Executive Officer and a member of the board of directors of Enobia Pharma Inc. from 2005 until his retirement in 2012. Dr. Heft also serves on the boards of directors of various private companies. He also serves on the Advisory Board of Sectoral Asset Management. Previously Dr. Heft was a member of the Board of Directors of Clementia Pharmaceuticals Inc., VisionGate Inc. and IBEX Technologies Inc. Dr. Heft obtained his Ph.D. from the Massachusetts Institute of Technology in genetic engineering and radiological sciences, as well as a Master of Engineering Degree from Cornell University and a Bachelor of Engineering Degree from McGill University. We believe Dr. Heft is qualified to serve on our board of directors because of his extensive leadership experience in senior management roles for multiple companies in the biopharmaceutical industry and his experience serving on the board of directors for multiple industry-related companies.

Timothy R. Pearson has served as a member of our board of directors since May 2016. Mr. Pearson currently serves as Chief Executive Officer of Carrick Therapeutics, a biopharmaceutical company focusing on the innovative research and development of transformative oncology medicines. Prior to joining Carrick in July 2019, Mr. Pearson most recently served as Executive Vice President and Chief Financial Officer of TESARO, Inc., an oncology-focused biopharmaceutical company, from May 2014 to January 2019. Prior to joining TESARO, from August 2011 to July 2012, Mr. Pearson served as an Executive Vice President and the Chief Financial Officer of Catalyst Health Solutions, Inc. where he led the finance and strategic planning functions. Prior to Catalyst, he spent 13 years at MedImmune, most recently as Executive Vice President and Chief Financial Officer of the AstraZeneca division. Mr. Pearson serves as Chairman of GlycoMimetics, Inc. Mr. Pearson holds a B.S. in Business Administration from the University of Delaware, an M.S. in Finance from Loyola College and a B.S. in Accounting from the University of Maryland University College. He is also a Certified Public Accountant. We believe Mr. Pearson is qualified to serve on our board of directors because of his extensive experience serving in senior level financial positions of numerous companies, his experience with biopharmaceutical companies, and his executive leadership experience.

Rajeev Shah has served as a member of our board of directors since July 2015. Mr. Shah has been a portfolio manager and managing director at RA Capital Management, LLC, an investment advisory firm that invests in healthcare and life science companies since 2004. Mr. Shah is also a member of the board of directors of Eidos Therapeutics, Inc., Kala Pharmaceuticals, Inc. and Solid Biosciences Inc. Mr. Shah was previously a member of the board of directors of KalVista Pharmaceuticals from 2015 to April 2018. Mr. Shah received a B.A. in Chemistry from Cornell University. We believe Mr. Shah is qualified to serve on our board of directors because of his leadership and financial experience at RA Capital Management, his experience in the biopharmaceutical industry, and his experience with venture capital investments.

Information about our Executive Officers

The table below identifies and sets forth certain biographical and other information regarding our executive officers as of April 1, 2020. Each executive officer of the Company immediately prior to the Merger remained in their respective positions as executive officers of the Company after consummation of the Merger.

Name	Age	Position	In Current Position Since
Douglas A. Treco, Ph.D.	62	Director, President and Chief Executive Officer	June 2008
David C. Lubner	55	Executive Vice President and Chief Financial Officer	January 2016
Simon Read, Ph.D.	49	Chief Scientific Officer	April 2016
John C. King	45	Chief Commercial Officer	April 2018
Ramin Farzaneh-Far, M.D.	43	Chief Medical Officer	July 2016
Alonso Ricardo, Ph.D.	42	Chief Technology and Innovation Officer and Head of Research	February 2019

Information concerning Douglas A. Treco, Ph.D., our President and Chief Executive Officer, is located above in the section entitled “Board of Directors” above.

David C. Lubner has been our Executive Vice President and Chief Financial Officer since January 2016. Before joining our company, Mr. Lubner served as a member of the senior management team of Tetraphase Pharmaceuticals, Inc. (“Tetraphase”), a biotechnology company, from its inception in 2006 through 2015. From 2010 to 2015, Mr. Lubner served as Senior Vice President and the Chief Financial Officer of Tetraphase, where he led financial operations and was responsible for corporate finance activities. From 1999 to 2005, he served as the Chief Financial Officer of PharMetrics Inc., a pharmacy and medical claims data informatics company, which was acquired by IMS Health in 2015. Prior to joining PharMetrics, Mr. Lubner served as Vice President and Chief Financial Officer of ProScript, Inc. from 1996 to 1999. Mr. Lubner was previously a member of the board of directors of Nightstar Therapeutics plc. Mr. Lubner is a member of the American Institute of CPAs and a Certified Public Accountant in the Commonwealth

of Massachusetts. Mr. Lubner received his B.S. in business administration from Northeastern University and M.S. in taxation from Bentley University.

Simon Read, Ph.D., has been our Chief Scientific Officer since April 2016. Prior to joining our company, Dr. Read served as a Vice President, Head of the Innovative Medicines Unit and Head of Global Biomedical Sciences at Grunenthal GmbH, a pharmaceutical company headquartered in Aachen, Germany, from 2011 to March 2016. Before joining Grunenthal, Dr. Read was the Director, Experimental Medicine and Biomarkers, Immunology with Roche Products / Genentech Inc. from 2008 to 2011. Dr. Read has been a member of the Medical Research Council and Association of British Pharmaceutical Industry Steering Committee for the U.K.’s Immunology Consortium since 2012. Dr. Read is an elected fellow of the Royal Society of Medicine and the Royal Society of Biology in the U.K. since 2017 and a member of the Boston Children’s Hospital Technology Development Fund steering group since 2016. Dr. Read received his B.Sc. in Physiology from University of Manchester, M.Sc. from University of Southampton and Ph.D. from University of Hertfordshire.

John C. King has been our Chief Commercial Officer since April 2018. Before joining our company, Mr. King served as a member of the senior management team of Alexion Pharmaceuticals, Inc. (“Alexion”), a global biopharmaceutical company, from 2009 to March 2018. From 2017 to 2018, Mr. King served as Vice President, U.S. Neurology Business Unit. In this role, he was responsible for building and leading the team launching Soliris® (eculizumab) for gMG in the U.S. At Alexion, he also served as Vice President, Head of Global LAL-D Franchise from 2015 to 2017, Vice President, Head of Global PNH Franchise from 2014 to 2015 and Executive Director, Global Hematology Marketing from 2012 to 2013. Prior to joining Alexion, Mr. King served in commercial roles of increasing responsibility at Wyeth Pharmaceuticals. He began his career at Ernst & Young LLP. Mr. King obtained his B.S. in business logistics and labor relations and his MBA in finance and management from Pennsylvania State University.

Ramin Farzaneh-Far, M.D. joined our company in July 2016 as our Chief Medical Officer. Before joining our company, from 2015 to 2016, he served as the Vice President of Medical Research at Akebia Therapeutics, Inc., a biotechnology company from 2012 until he joined Akebia, Dr. Farzaneh-Far served as the Director of Clinical Research at Gilead Sciences, Inc., a biotechnology company, where he led the clinical development of multiple assets in the cardiovascular therapeutic area. Dr. Farzaneh-Far held various academic faculty positions at the University of California, San Francisco, or UCSF, and the University of Texas Southwestern Medical Center from 2009 to 2012. He completed his internal medicine residency at Brigham & Women’s Hospital in Boston and trained in cardiovascular medicine at UCSF. Dr. Farzaneh-Far received his B.A. and M.A. degrees in immunology from the University of Cambridge, his M.D. from University College London, and his MAS in Clinical Research from UCSF.

Alonso Ricardo, Ph.D. has served as our Chief Technology and Innovation Officer and Head of Research since February 2019. Dr. Ricardo joined our company in 2010 and, prior to his current role, held a variety of roles with increasing responsibility, including Scientist II, Associate Director, Senior Director of Research and Development, and SVP of Research. He received a Ph.D. in Chemistry from the University of Florida working under the supervision of Professor Steven A. Benner. Following graduation, Alonso joined the faculty of the Universidad de los Andes in Bogota, Colombia where he performed research in peptide macrocyclization and bioorganic chemistry. In 2006, he became an HHMI Research Associate with Professor Jack W. Szostak, working in synthetic biology at Harvard University and the Massachusetts General Hospital.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

We are committed to the highest standards of integrity and ethics in the way we conduct our business. Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our chief executive officer, our chief financial officer, and our other executive and senior officers. Our Code of Business Conduct and Ethics establishes our policies and expectations with respect to a wide range of business conduct, including the preparation and maintenance of our financial and accounting information, our compliance with laws, and possible conflicts of interest.

Under our Code of Business Conduct and Ethics, each of our directors and employees is required to report suspected or actual violations to the extent permitted by law. In addition, we have adopted separate procedures concerning the receipt and investigations of complaints relating to accounting or audit matters. These procedures have been adopted by the board of directors and are administered by our audit committee.

A current copy of our Code of Business Conduct and Ethics is posted on the Corporate Governance section of our website, which is located at www.rapharma.com. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC and the Nasdaq.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”). As of April 1, 2020, the members of the Audit Committee are Aoife M. Brennan, M.B., B.Ch., Alexander “Bo” Cumbo, and Timothy R. Pearson. Mr. Pearson serves as the

Chairperson of the committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and Nasdaq. Our board of directors has determined that Mr. Pearson is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Overview

The following compensation discussion, which should be read together with the compensation tables set forth below, provides information regarding our executive compensation program for our named executive officers. For 2019, our named executive officers are Dr. Douglas A. Treco, our President and Chief Executive Officer, David C. Lubner, our Executive Vice President and Chief Financial Officer, and Dr. Ramin Farzaneh-Far, our Chief Medical Officer.

Elements of Compensation

Base salary

Our compensation committee or the board of directors reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions. For 2019, the annual base salaries for Dr. Treco, Mr. Lubner and Dr. Farzaneh-Far were $540,000, $410,000 and $430,000, respectively, increased effective January 1, 2019 from their annual base salaries in effect for 2018 of $500,000, $377,000 and $400,000, respectively.

Annual performance bonuses

We believe that a significant portion of our executives’ cash compensation should be based on the attainment of business goals established by our board of directors or the compensation committee. During 2019, each of our named executive officers participated in our Senior Executive Cash Incentive Bonus Plan (“Bonus Plan”). The Bonus Plan provides for formula-based incentive payments based upon the achievement of certain corporate and individual performance goals and objectives approved by our board of directors and compensation committee, respectively. Corporate performance was weighted 70% and individual performance was weighted 30% in the determination of bonus payouts under the Bonus Plan. We typically establish bonus targets for our named executive officers and conduct an annual performance review process to serve as the basis for determining eligibility for any such bonuses. Bonuses are targeted at a percentage of the executive officer’s base salary during the year, and are expected to be paid out in the first quarter of the following year. For 2019, the bonus targets as a percent of salary were 50% for Dr. Treco, and 40% for Mr. Lubner and Dr. Farzaneh-Far.

For 2019, each named executive officer’s individual performance objectives related to his ability to influence the attainment of the corporate performance objectives and the corporate performance objectives generally related to: the advancement of our research and development programs focused on developing novel therapeutics to treat complement-mediated diseases, including the initiation of a Phase 3 clinical trial for our lead product candidate zilucoplan for the treatment of generalized myasthenia gravis and the initiation of a Phase 2 clinical trial for zilucoplan for the treatment of immune-mediating necrotizing myopathy, identifying and filing an investigational new drug application for another potential indication for zilucoplan, and completion of key pre-clinical studies to support an extended-release formulation of zilucoplan; the advancement of our other earlier stage complement-mediated discovery programs; and the financing of our Company through follow-on offerings of shares of our common stock and other corporate initiatives. In evaluating management’s performance in 2019, our compensation committee considered achievement levels against these goals.

All final bonus payments to our named executive officers, if any, are determined by our compensation committee, which retains full discretion to adjust individual actual bonus awards based on the achievement of corporate and individual performance objectives, and may also adjust bonus awards based on other factors in their discretion. Individual performance objectives are generally related to each named executive officer’s performance in his area of responsibility and his contributions to the Company.

Equity-based compensation

Equity-based compensation is an integral part of our overall compensation program. Providing named executive officers with the opportunity to create significant wealth through stock ownership is a powerful tool to attract and retain highly qualified executives, achieve strong long-term stock price performance, align our executives’ interests with those of our stockholders and provide a means to build real ownership in the Company. In addition, the vesting feature of our equity grants contributes to executive retention. We have historically granted equity awards to our employees, including our named executive officers, in the form of options to purchase shares of our common stock or restricted stock awards. In 2019, we did not grant restricted stock units to our named executive officers.

In February 2019, pursuant to our 2016 Stock Award and Incentive Plan, or the 2016 Plan, we made annual equity award grants to each of Dr. Treco, Mr. Lubner and Dr. Farzaneh-Far in the form of stock options. The option awards granted to Dr. Treco, Mr.

Lubner and Dr. Farzaneh-Far cover 311,000, 133,000 and 133,000 shares of our common stock, respectively, and vest in 48 equal monthly installments following the grant date, subject to the executive’s continued service to the Company on each applicable vesting date.

401(k) Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. All participants’ interests in their contributions are 100% vested when contributed. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. In general, all of our U.S.-based employees are eligible to participate in the 401(k) plan, beginning on the first day after commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $19,000 (an additional $6,000 in contributions is allowed for participants age 50 and over) in 2019, and have the amount of the reduction contributed to the 401(k) plan. In 2019, we matched employee contributions up to a maximum of 50% of the first 6% of an employee’s cash compensation during each pay period, subject to statutory limits.

2019 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned during the fiscal years ended December 31, 2019 and December 31, 2018 by our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Douglas A. Treco, Ph.D.	2019	540,000	—	4,476,814	385,000	8,400	5,410,214
President & Chief Executive Officer	2018	500,000	458,125	682,275	330,000	8,250	1,978,650
David C. Lubner	2019	410,000	—	1,914,522	236,000	8,400	2,568,922
Executive Vice President & Chief Financial Officer	2018	377,000	229,063	314,138	200,000	8,250	1,128,451
Ramin Farzaneh-Far, M.D.	2019	430,000	—	1,914,522	247,000	—	2,591,522
Chief Medical Officer	2018	400,000	229,063	314,138	210,000	—	1,153,201

(1)         Amounts reflect the grant date fair value of stock and option awards granted in 2019 and 2018, calculated in accordance with ASC Topic 718. For information regarding assumptions underlying the valuation of equity awards, see Note 9 to our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting of the applicable awards.

(2)         Amounts reported for 2019 represent incentive bonuses paid in late 2019 pursuant to our Bonus Plan, determined based upon the achievement of company performance objectives and individual performance for the year ended December 31, 2019.

(3)         Amounts reflect 401(k) matching contributions.

Employment Arrangements with Our Named Executive Officers

We have entered into employment agreements with each of our named executive officers, which became effective upon the closing of our initial public offering in October 2016. These employment agreements provide for “at will” employment and provided for initial base salary and target bonus and standard benefit plan participation, subject to the terms of the plans. In addition, the employment agreements provide for certain change in control and severance benefits, as described below.

Dr. Douglas Treco

Dr. Treco’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or he resigns for “good reason” (both as defined in the employment agreement) subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to: (i) an amount equal to his annual base salary plus the annual incentive compensation he was paid for the most recently completed fiscal year, payable in substantially equal installments over twelve months; (ii) if Dr. Treco is participating in our group health plan immediately prior to his termination, a monthly cash payment equal to the monthly contribution we would have made to fund Dr. Treco’s health insurance had he remained employed with us, payable until the earlier of the date that is 12 months following termination or the end of Dr. Treco’s COBRA health continuation period; and (iii) the acceleration of all time-based equity awards that would have vested if Dr. Treco had remained employed for an additional 12 months.

If Dr. Treco’s employment is terminated by us without cause or he resigns for good reason, in either case within 12 months following a “change in control” (as defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to the following, in lieu of the payments and benefits described in the preceding paragraph: (i) a lump sum cash payment equal to 1.5 times the sum of his then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and his target annual incentive compensation, (ii) if Dr. Treco is participating in our group health plan immediately prior to his termination, a monthly cash payment equal to the monthly contribution we would have made to fund Dr. Treco’s health insurance had he remained employed with us, payable until the earlier of the date that is 18 months following termination or the end of Dr. Treco’s COBRA health continuation period; and (iii) full acceleration of all time-based equity awards held by Dr. Treco.

In addition, Dr. Treco has entered into an employee confidentiality and assignment agreement agreeing to, among other things: (1) not compete with us during his employment and for a period of 12 months after the termination of such employment, (2) not solicit our employees during his employment and for a period of 12 months after the termination of such employment, (3) protect our confidential and proprietary information and (4) assign to us related intellectual property developed during the course of his employment.

David C. Lubner

Mr. Lubner’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or he resigns for “good reason” (both as defined the employment agreement) subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to: (i) an amount equal to six months of his annual base salary plus a pro-rated portion of his target bonus, payable in substantially equal installments over six months and (ii) if Mr. Lubner is participating in our group health plan immediately prior to his termination, a monthly cash payment equal to the monthly contribution we would have made to fund Mr. Lubner’s health insurance had he remained employed with us, payable until the earlier of the date that is six months following termination or the end of Mr. Lubner’s COBRA health continuation period.

If Mr. Lubner’s employment is terminated by us without cause or he resigns for good reason, in either case within 12 months following a “change in control” (as defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to the following, in lieu of the payments and benefits described in the preceding paragraph: (i) a lump sum cash payment equal to his then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and his target annual incentive compensation, (ii) if Mr. Lubner is participating in our group health plan immediately prior to his termination, a monthly cash payment equal to the monthly contribution we would have made to fund Mr. Lubner’s health insurance had he remained employed with us, payable until the earlier of the date that is 12 months following termination or the end of Mr. Lubner’s COBRA health continuation period; and (iii) full acceleration of all time-based equity awards held by Mr. Lubner.

In addition, Mr. Lubner has entered into an employee confidentiality and assignment agreement agreeing to, among other things: (1) not compete with us during his employment and for a period of 12 months after the termination of such employment, (2) not solicit our employees during his employment and for a period of 12 months after the termination of such employment, (3) protect our confidential and proprietary information and (4) assign to us related intellectual property developed during the course of his employment.

Dr. Ramin Farzaneh-Far

Dr. Farzaneh-Far’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or he resigns for “good reason” (both as defined the employment agreement) subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to: (i) an amount equal to six months of his annual base salary plus a pro-rated portion of his target bonus, payable in substantially equal installments over six months and (ii) if Dr. Farzaneh-Far is participating in our group health plan immediately prior to his termination, a monthly cash payment equal to the monthly contribution we would have made to fund Dr. Farzaneh-Far’s health insurance had he remained employed with us, payable until  the earlier of the date that is six months following termination or the end of Dr. Farzaneh-Far’s COBRA health continuation period.

If Dr. Farzaneh-Far’s employment is terminated by us without cause or he resigns for good reason, in either case within 12 months following a “change in control” (as defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to the following, in lieu of the payments and benefits described in the preceding paragraph: (i) a lump sum cash payment equal to his then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) and his target annual incentive compensation, (ii) if Dr. Farzaneh-Far is participating in our group health plan immediately prior to his termination, a monthly cash payment equal to the monthly contribution we would have made to fund Dr. Farzaneh-Far’s health insurance had he remained employed with us, payable until the earlier of the date that is 12 months following termination or the end of Dr. Farzaneh-Far’s COBRA health continuation period; and (iii) full acceleration of all time-based equity awards held by Dr. Farzaneh-Far.

In addition, Dr. Farzaneh-Far has entered into an employee confidentiality and assignment agreement agreeing to, among other things: (1) not compete with us during his employment and for a period of 12 months after the termination of such employment, (2) not solicit our employees during his employment and for a period of 12 months after the termination of such employment, (3) protect our confidential and proprietary information and (4) assign to us related intellectual property developed during the course of his employment.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table provides information with respect to outstanding stock options held by each of our named executive officers as of December 31, 2019.

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Douglas A. Treco, Ph.D.	2/1/2019	(2)	64,791	246,209	21.00	2/1/2029
	2/1/2018	(2)	57,291	67,709	7.33	2/1/2028
	2/1/2018	(3)					41,666	1,955,385
	2/1/2017	(2)	164,062	60,938	16.64	2/1/2027
	8/16/16	(4)	136,904	27,381	5.60	8/16/26
	12/10/15	(5)	380,831	—	2.87	12/10/25

David C. Lubner	2/1/2019	(2)	27,708	105,292	21.00	2/1/2029
	2/1/2018	(2)	28,645	33,855	7.33	2/1/2028
	2/1/2018	(3)					20,833	977,693
	2/1/2017	(2)	82,031	30,469	16.64	2/1/2027
	8/16/16	(6)	23,809	4,762	5.60	8/16/26
	2/29/16	(7)	23,184	6,101	2.87	2/28/26
	2/29/16	(8)	174,849	3,721	2.87	2/28/26

Ramin Farzaneh-Far, M.D.	2/1/2019	(2)	27,708	105,292	21.00	2/1/2029
	2/1/2018	(2)	28,645	33,855	7.33	2/1/2028
	2/1/2018	(3)					20,833	977,693
	2/1/2017	(9)	65,625	24,375	16.64	2/1/2027
	8/16/16	(10)	11,110	4,167	5.60	8/16/26
	8/16/16	(11)	77,105	24,167	5.60	8/16/26

(1) Based on our closing stock price of $46.93 on December 31, 2019.

(2) The shares underlying this stock option vest in 48 equal monthly installments following the grant date, subject to continued service through each applicable vesting date. This stock option is subject to accelerated vesting as described above under the headings “Employment Arrangements with Our Named Executive Officers—Dr. Douglas Treco”, “Employment Arrangements with Our Named Executive Officers—Dr. Ramin Farzaneh-Far” and “Employment Arrangements with Our Named Executive Officers—David Lubner.”

(3) These restricted stock units vest in three annual installments, subject to continued service through each applicable vesting date. The restricted stock units are subject to accelerated vesting as described above under the headings “Employment Arrangements with Our Named Executive Officers—Dr. Douglas Treco”, “Employment Arrangements with Our Named Executive Officers—Dr. Ramin Farzaneh-Far” and “Employment Arrangements with Our Named Executive Officers—David Lubner.”

(4) The shares underlying this stock option vest in 48 equal installments at the end of each month beginning September 2016, subject to continued service through each applicable vesting date. This stock option is subject to accelerated vesting as described above under the heading “Employment Arrangements with Our Named Executive Officers—Dr. Douglas Treco.”

(5) The shares underlying this stock option vest in 48 equal installments at the end of each month beginning December 2015, subject to continued service through each applicable vesting date. This stock option is subject to accelerated vesting as described above under the heading “Employment Arrangements with Our Named Executive Officers—Dr. Douglas Treco.”

(6) The shares underlying this stock option vest over four years beginning on August 16, 2016, at a rate of 2,976 shares on January 31, 2017 and in 43 equal monthly installments thereafter, subject to continued service through each applicable vesting date. This stock option is subject to accelerated vesting as described above under the heading “Employment Arrangements with Our Named Executive Officers—David Lubner.”

(7) The shares underlying this stock option vest in 48 equal installments at the end of each month beginning November 2016, subject to continued service through each applicable vesting date. This stock option is subject to accelerated vesting as described above under the heading “Employment Arrangements with Our Named Executive Officers—David Lubner.”

(8) The shares underlying this stock option vest over four years beginning on January 11, 2016, at a rate of 25% on January 11, 2017, 3,721 shares on February 28, 2017 and in 35 equal monthly installments thereafter, subject to continued service through each applicable vesting date. This stock option is subject to accelerated vesting as described above under the heading “Employment Arrangements with Our Named Executive Officers—David Lubner.”

(9) The shares underlying this stock option vest over four years beginning on July 1, 2017, at a rate of 11,250 shares on July 31, 2017, and in 42 equal monthly installments thereafter, subject to continued service through each applicable vesting date. This stock option is subject to accelerated vesting as described above under the heading “Employment Arrangements with Our Named Executive Officers—Dr. Ramin Farzaneh-Far.”

(10) The shares underlying this stock option vest over four years beginning on August 16, 2016, at a rate of 5,731 shares on July 31, 2017 and in 37 equal monthly installments thereafter, subject to continued service through each applicable vesting date. This stock option is subject to accelerated vesting as described above under the heading “Employment Arrangements with Our Named Executive Officers—Dr. Ramin Farzaneh-Far.”

(11) The shares underlying this stock option vest over four years beginning on July 11, 2016, at a rate of twenty-five percent (25%) of the shares on July 11, 2017, 3,453 of the shares on August 31, 2017 and in 35 equal monthly installments thereafter, subject to continued service through each applicable vesting date. This stock option is subject to accelerated vesting as described above under the heading “Employment Arrangements with Our Named Executive Officers—Dr. Ramin Farzaneh-Far.”

2019 Non-Employee Director Compensation

The following table provides information for the year ended December 31, 2019, regarding all compensation awarded to, earned by or paid to each person who served as a non-employee member of our board of directors during any portion of that year. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2019. Dr. Treco, who is also our president and chief executive officer, receives no compensation for his service as director, and the compensation received by Dr. Treco as an employee during 2019 is presented in the 2019 Summary Compensation Table below.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Peter Tuxen Bisgaard(3)	24,438	—	24,438
Robert Heft, Ph.D.	43,750	196,437	240,187
Edward T. Mathers	71,625	196,437	268,062
Timothy R. Pearson	58,750	196,437	255,187
Rajeev Shah	52,688	196,437	249,125
Aoife M. Brennan, M.B., B.Ch.	46,250	196,437	242,687
Alexander G. “Bo” Cumbo	47,917	196,437	244,354

(1)         Includes amounts earned and paid pursuant to our non-employee director compensation policy, described below.

(2)         The amounts reported represent the aggregate grant-date fair value of stock options awarded to the directors in 2019, calculated in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, or ASC Topic 718. For information regarding on assumptions underlying the valuation of equity awards, see Note 9 to our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. This amount does not correspond to the actual value that may be recognized by the named director upon vesting of the applicable awards. As of December 31, 2019, our non-employee directors held the following outstanding equity awards:

Name	Shares Subject to Outstanding Options
Peter Tuxen Bisgaard	—
Robert Heft, Ph.D.	67,857
Edward T. Mathers	45,000
Timothy R. Pearson	67,857
Rajeev Shah	45,000
Aoife M. Brennan, M.B., B.Ch.	40,000
Alexander G. “Bo” Cumbo	40,000

(3)         Mr. Bisgaard was not nominated for re-election as a Director at the Annual Meeting held on June 11, 2019. Mr. Bisgaard was not compensated for services as a director following the completion of his term on June 11, 2019.

In connection with our initial public offering in October 2016, following its review of an analysis of our peer companies’ director compensation programs performed by our independent compensation consultant, our board of directors adopted a non-employee director compensation policy. In April 2019, following its review of an analysis of our peer companies’ director compensation programs performed by our independent compensation consultant, our board of directors approved amending our non-employee director compensation policy to increase the annual cash retainers paid to our non-employee directors (other than the non-executive chair), nominating and corporate governance committee chair, and the other members of the nominating and corporate governance committee. Such compensation increases are applied within the table below. Our non-employee director compensation policy is designed to provide a total compensation package that enables us to attract and retain, on a long-term basis, high caliber non-employee directors. Under the policy, all non-employee directors are paid cash compensation as set forth below.

Annual Retainer
Board of Directors:
Non-Executive Chairman	$65,000
Other Non-Employee Directors	$40,000
Audit Committee:
Committee Chairman	$15,000
Other Committee Members	$7,500
Compensation Committee:
Committee Chairman	$10,000
Other Committee Members	$5,000
Nominating and Corporate Governance Committee:
Committee Chairman	$8,000
Other Committee Members	$4,000

Each new non-employee director receives an initial, one-time equity award of 25,000 shares, which vests in equal annual installments over three years, subject to continued service as a member of the board of directors. In addition, on the date of the annual meeting of stockholders, each continuing non-employee director who has served on the board of directors for the previous three months is eligible to receive an annual equity award of 15,000 shares, which vests in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting of stockholders. To the extent that any of the foregoing equity awards are in the form of stock options, such options are granted with an exercise price at fair market value on the date of grant. In 2019, all of the equity awards made under our non-employee director compensation policy were granted in the form of stock options.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2010 Stock Incentive Plan, or the 2010 Plan, our 2016  Plan, and our 2016 Employee Stock Purchase Plan, or the 2016 ESPP. After the closing of our initial public offering in October 2016, no additional equity awards have been made under our 2010 Plan. We do not have any non-stockholder approved equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	5,598,359	(2)	$14.05	(3)	1,542,788	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	5,598,359		$14.05		1,542,788

(1)         The 2016 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under the plan shall be increased on January 1, 2017 and each January 1 thereafter through the tenth anniversary of the effective date of the 2016 Plan by a number of shares equal to the least of (i) 4% of the Company’s common stock issued and outstanding on the preceding December 31, (ii) 2,000,000 shares and (iii) such lesser amount determined by the plan administrator. The 2016 ESPP also contains an evergreen provision, pursuant to which the number of shares of common stock reserved for issuance under the plan shall be increased on January 1, 2017 and each January 1 thereafter through the tenth anniversary of the effective date of the 2016 ESPP by a number of shares equal to the least of (i) 1% of the Company’s common stock issued and outstanding on the preceding December 31, (ii) 300,000 shares and (iii) such lesser amount determined by the plan administrator.

(2)         Consists of 5,403,985 shares of common stock underlying outstanding options and 194,374 shares of common stock underlying outstanding restricted stock units.

(3)         Represents the weighted average exercise price of outstanding options and is calculated without taking into account the 194,374 shares of common stock subject to outstanding restricted stock units.

(4)         Includes 898,078 shares available under the 2016 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 18, 2020, for:

•  each person known by us to be the beneficial owner of more than 5% of our common stock;

•  our named executive officers;

•  each of our directors and director nominees; and

•  all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each beneficial owner is c/o Ra Pharmaceuticals, Inc., 87 CambridgePark Drive, Cambridge, MA 02140.

The table lists applicable percentage ownership based on 47,388,544 shares of common stock outstanding as of March 18, 2020. Options to purchase shares of our common stock that are currently exercisable or will become exercisable and other rights to purchase our common stock that will vest within 60 days of March 18, 2020, are deemed to be beneficially owned by the persons holding these options or rights for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
5% Stockholders:
Entities associated with New Enterprise Associates 13, L.P.(1)	6,135,234	12.9%
Entities associated with RA Capital Management, LLC(2)	4,858,260	10.3%
BlackRock, Inc.(3)	4,488,324	9.5%
Named Executive Officers and Directors:
Douglas A. Treco, Ph.D.(4)	1,116,443	2.4%
David C. Lubner(5)	414,170	*
Ramin Farzaneh-Far, M.D.(6)	240,110	*
Robert Heft, Ph.D.(7)	52,857	*
Edward T. Mathers(8)	30,000	*
Timothy R. Pearson(7)	52,857	*
Rajeev Shah(7)	30,000	*
Aoife M. Brennan, M.B., B.Ch.(7)	8,333	*
Alexander G. (“Bo”) Cumbo(7)	8,333	*
All executive officers and directors as a group (12 persons)(9)	2,515,110	5.3%

* Represents beneficial ownership of less than one percent.

(1)         The information reported is based on a Schedule 13D/A filed with the SEC on October 17, 2019. The shares directly held by New Enterprise Associates 13, L.P., or NEA 13, are indirectly held by NEA Partners 13, L.P., or NEA Partners 13, the sole general partner of NEA 13. NEA 13 GP, LTD, or NEA 13 LTD, is the sole general partner of NEA Partners 13. Each reporting person on the Schedule 13D/A has shared voting and dispositive power over all 6,135,234 shares. The directors of NEA 13 LTD are Peter J. Barris, Forest Baskett, Patrick J. Kerins, David M. Mott, and Scott D. Sandell. The directors and each of the entities named above share voting and dispositive power over the shares. The address of NEA 13 is New Enterprise Associates, 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(2)         The information reported is based on a Schedule 13D/A filed with the SEC on October 11, 2019. Consists of 3,971,750 shares held by RA Capital Healthcare Fund, L.P. and 886,510 shares held in a separately managed account (the “Account”). Peter Kolchinsky, as member of RA Capital Management, LLC, which is the general partner of RA Capital Healthcare Fund, L.P. and the investment advisor of the Account, has voting and investment power over the shares held by RA Capital Healthcare Fund, L.P. and the Account. RA Capital Management, LLC and Mr. Kolchinsky may be deemed to have shared voting and dispositive power over the shares directly owned by RA Capital Healthcare Fund, L.P. and the Account. Mr. Kolchinsky disclaims beneficial ownership over all shares held by RA Capital Healthcare Fund, LP and the Account, except to the extent of any pecuniary interest in such shares. The notice address for RA Capital Management, LLC. is 200 Berkeley Street, 18th Floor, Boston, MA 02116. The notice address for the Account is 280 S. Mangum Street, Suite 210, Durham, NC 27701.

(3)         The information reported is based on a Schedule 13G/A filed with the SEC on February 10, 2020. BlackRock, Inc. reports sole voting power over 4,408,097 shares and sole dispositive power over 4,488,324 shares of common stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(4)         Includes options to purchase 34,386 shares of common stock that may be exercised within 60 days of March 18, 2020.

(5)         Includes options to purchase 15,245 shares of common stock that may be exercised within 60 days of March 18, 2020.

(6)         Includes options to purchase 19,842 shares of common stock that may be exercised within 60 days of March 18, 2020.

(7)         Consists solely of options to purchase shares of common stock that may be exercised within 60 days of March 18, 2020.

(8)         Consists solely of options to purchase shares of common stock that may be exercised within 60 days of March 18, 2020. Mr. Mathers is a partner of New Enterprise Associates, Inc. Mr. Mathers does not have voting or dispositive power over any of the shares directly held by NEA 13 referenced in footnote (2) above. Mr. Mathers’ business address is 5425 Wisconsin Ave, Suite 800, Chevy Chase, MD 20815.

(9)         Includes options to purchase 107,768 shares of common stock that may be exercised within 60 days of March 18, 2020 and 15,329 restricted stock units that will vest within 60 days of March 18, 2020.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock.

Underwritten Public Follow-On Offering.  In July 2019, we sold an aggregate of 4,600,000 shares of our common stock (including the full exercise of the underwriters’ option to purchase an additional 600,000 shares) at a purchase price of $32.50 per share in an underwritten public follow-on offering. BlackRock, Inc., which holds approximately 9.5% of our common stock as of March 18, 2020, purchased 225,00 shares of our common stock in the offering for an aggregate purchase price of approximately $7.3 million. Additional details regarding BlackRock, Inc. and its equity holdings are provided in this Annual Report on Form 10-K under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Employment Agreements and Other Transactions. We have entered into employment agreements with our named executive officers. We have also granted stock options to our executive officers and directors. For more information regarding these arrangements, see Item 11. “Executive Compensation.”

Director and Officer Indemnification Agreement and Insurance. We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law. We have also purchased directors’ and officers’ liability insurance for each of our directors and executive officers.

Policies and Procedures for Approval of Related Party Transactions

Our board of directors reviews and approves any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, between us and any directors, executive officers, director nominees, holders of 5% or more of our capital stock and their affiliates or their immediate family members, each of whom we refer to as a related party. We have adopted a written related party transaction approval policy that governs the review of related party transactions. Under the policy, the Company maintains a list of all related persons and their affiliates, which is updated at least annually, to assist the Company in identifying related person transactions. Our audit committee is responsible for reviewing the material facts of all related party transactions. The audit committee shall take into account, among other factors that it deems appropriate, whether the related party transaction is on terms no less favorable to us than terms generally available in a transaction with an unrelated third party under the same or similar circumstances and the extent of the related party’s interest in the related party transaction.

Independence of the Board of Directors

Consistent with our corporate governance guidelines and the rules of the Nasdaq Stock Market LLC (the “Nasdaq rules”), our board of directors has determined that Aoife M. Brennan, M.B., B.Ch., Alexander G. (“Bo”) Cumbo, Robert Heft, Ph.D., Edward T. Mathers, Timothy R. Pearson, and Rajeev Shah are “independent directors” under the Nasdaq rules. In addition, our board of directors had determined that Peter Tuxen Bisgaard was independent while he served on our board during 2019. Douglas A. Treco, Ph.D. is not independent due to his role as our president and chief executive officer. In addition, all members of the audit, compensation and nominating and corporate governance committees satisfy the applicable independence criteria of the SEC and Nasdaq.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees of Deloitte & Touche LLP billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2019	2018
Audit Fees	$649,189	$432,000
Audit-Related Fees	20,499	—
Tax Fees	70,617	42,500
All Other Fees	1,895	1,895
Total Fees	$742,200	$476,395

Audit Fees.    Audit fees consist of fees billed for the audit of our annual consolidated financial statements and of our internal control over financial reporting, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statements for our follow-on public offerings and “at-the market offering” programs.

Audit-Related Fees. Audit-related fees consist of fees billed for review of various SEC filings associated with the acquisition of the Company by UCB S.A.

Tax Fees.    Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

All Other Fees.    All other fees consist of fees for accounting research tools.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Deloitte & Touche LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Deloitte & Touche LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Deloitte & Touche LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits.

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

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RA PHARMACEUTICALS, INC.

By:	/s/ DOUGLAS A. TRECO
Douglas A. Treco, Ph.D.
President and Chief Executive Officer

Date: April 3, 2020